Form 10-Q
period 2014-03-31
Onstream Media CORP
filed 2014-06-05
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 23, 2014 the registrant had issued and outstanding 21,059,480 shares of common stock.

1

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2014, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,417	$257,018
Accounts receivable, net of allowance for doubtful accounts of $240,003 and $234,879, respectively	2,231,454	2,175,505
Prepaid expenses	219,280	142,307
Inventories and other current assets	139,283	140,585
Total current assets	3,009,434	2,715,415
Property and Equipment, net	1,975,128	2,047,633
Intangible Assets, net	617,406	669,543
Goodwill, net	8,358,604	8,358,604
Other Non-Current Assets	143,708	136,215
Total assets	$14,104,280	$13,927,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,076,880	$1,927,430
Accrued liabilities	1,972,132	1,527,435
Amounts due to directors and officers	647,945	409,410
Deferred revenue	94,415	152,696
Notes and leases payable – current portion, net of discount	3,026,484	2,198,858
Convertible debentures – current portion, net of discount	1,400,739	587,198
Total current liabilities	9,218,595	6,803,027
Accrued liabilities – non-current portion	309,183	354,813
Notes and leases payable, net of current portion and discount	287,858	759,932
Convertible debentures, net of current portion and discount	-	548,796
Total liabilities	9,815,636	8,466,568
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 21,010,580 and 19,345,744 issued and outstanding, respectively	2,100	1,933
Common stock committed for issue – 2,541,667 and 2,291,667 shares, respectively	254	229
Additional paid-in capital	144,832,300	144,385,772
Obligation to repurchase common shares	(417,500)	(164,000)
Accumulated deficit	(140,128,510)	(138,763,092)
Total stockholders’ equity	4,288,644	5,460,842
Total liabilities and stockholders’ equity	$14,104,280	$13,927,410

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUE:
Audio and web conferencing	$4,704,005	$4,479,741	$2,433,814	$2,437,658
Webcasting	2,168,035	2,594,731	995,075	1,216,419
DMSP and hosting	470,200	476,538	231,189	234,554
Network usage	983,557	1,007,965	488,805	480,598
Other	82,833	116,064	44,000	26,093
Total revenue	8,408,630	8,675,039	4,192,883	4,395,322

COSTS OF REVENUE:
Audio and web conferencing	1,303,534	1,252,685	677,489	678,199
Webcasting	599,821	754,294	289,252	364,499
DMSP and hosting	75,676	68,886	38,628	36,307
Network usage	426,665	523,063	217,217	269,717
Other	18,550	36,787	6,548	17,734
Total costs of revenue	2,424,246	2,635,715	1,229,134	1,366,456

GROSS MARGIN	5,984,384	6,039,324	2,963,749	3,028,866

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	3,719,509	3,955,880	1,832,401	2,110,969
Compensation paid with common shares and other equity	303,401	1,417,570	228,951	1,279,311
Professional fees	705,403	794,099	415,293	388,086
Other	1,155,833	1,269,678	568,546	641,142
Depreciation and amortization	435,211	704,681	221,024	375,456
Total operating expenses	6,319,357	8,141,908	3,266,215	4,794,964

Loss from operations	(334,973)	(2,102,584)	(302,466)	(1,766,098)

OTHER EXPENSE, NET:
Interest expense	(900,937)	(635,599)	(441,631)	(329,573)
Debt extinguishment loss	(132,427)	(143,251)	(43,620)	(74,651)
Gain from adjustment of derivative liability to fair value	-	27,480	-	-
Other income (expense), net	2,919	(30,635)	604	1,101

Total other expense, net	(1,030,445)	(782,005)	(484,647)	(403,123)

Net loss	$(1,365,418)	$(2,884,589)	$(787,113)	$(2,169,221)

Loss per share – basic and diluted: Net loss per share	$(0.06)	$(0.18)	$(0.03)	$(0.12)

Weighted average shares of common stock outstanding – basic and diluted	22,349,579	15,820,975	22,713,191	18,002,527

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2014

(unaudited)

	Common Stock		Common Stock Committed for Issue		Additional Paid-In Capital	Obligation to Repurchase Common Shares	Accumulated Deficit
	Shares	Par	Shares	Par				Total

Balance, September 30, 2013	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842
Issuance of common shares for employee services	-	-	250,000	25	52,475	-	-	52,500
Issuance of common shares for consultant services	466,502	47	-	-	91,673	-	-	91,720
Issuance of common shares for interest, financing fees and finders fees	1,198,334	120	-	-	302,380	-	-	302,500
Obligation to repurchase common shares	-	-	-	-	-	(253,500)	-	(253,500)
Net loss	-	-	-	-	-	-	(1,365,418)	(1,365,418)
Balance, March 31, 2014	21,010,580	$2,100	2,541,667	$254	$144,832,300	$(417,500)	$(140,128,510)	$4,288,644

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,365,418)	$(2,884,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	435,211	704,681
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	100,325	139,537
Compensation expenses paid with common shares and other equity	303,401	1,417,570
Amortization of discount on convertible debentures	144,021	67,076
Amortization of discount on notes payable	247,186	111,483
Debt extinguishment loss	132,427	143,251
Gain from adjustment of derivative liability to fair value	-	(27,480)
Bad debt expense and other	37,745	102,596

Net cash provided by (used in) operating activities, before changes in current assets and liabilities other than cash	34,898	(225,875)
Changes in current assets and liabilities other than cash:
(Increase) decrease in accounts receivable	(93,695)	124,752
(Increase) in prepaid expenses	(85,579)	(114,341)
(Increase) decrease in inventories and other current assets	(6,190)	2,445
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	282,651	280,024
(Decrease) in deferred revenue	(58,281)	(67,832)
Net cash provided by (used in) operating activities	73,804	(827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(310,569)	(439,608)
Intella2 acquisition (see note 2)	-	(713,477)
Net cash (used in) investing activities	(310,569)	(1,153,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$1,316,914	$2,221,382
Proceeds from convertible debentures, net of expenses	419,733	350,000
Repayment of notes and leases payable	(1,146,995)	(1,086,846)
Repayment of convertible debentures	(190,488)	(375,714)
Net cash provided by financing activities	399,164	1,108,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,399	(45,090)
CASH AND CASH EQUIVALENTS, beginning of period	257,018	359,795
CASH AND CASH EQUIVALENTS, end of period	$419,417	$314,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$509,731	$457,040

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for consultant services	$91,720	$178,302
Issuance of common shares for interest and financing fees	$302,500	$592,700
Issuance of shares and options for employee services	$52,500	$1,806,847
Issuance of right to obtain common shares for financing fees	$-	$78,750
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter	$-	$107,442
Declaration of dividends payable on A-13 preferred shares	$-	$3,500
Issuance of common shares for dividends payable on A-13 preferred shares	$-	$2,713
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$-	$14,787
Isuance of common shares upon conversion of debt	$-	$175,000
Issuance of common shares upon conversion of Series A-13 preferred	$-	$175,000
Issuance of common shares upon conversion of Series A-14 preferred	$-	$200,000
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	$-	$53,894
Initial estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)	$-	$704,452
Agreement to repurchase common shares	$253,500	$16,000
Satisfaction of short-term obligations with note payable issuances	$-	$418,233
Issuance of note for equipment purchase	$-	$43,953

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related Smart Encoding and UGC (“User Generated Content”) divisions.

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

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $140.1 million as of March 31, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the six months ended March 31, 2014, we had a net loss of approximately $1.4 million, although cash provided by operating activities for that period was approximately $74,000. Although we had cash of approximately $419,000 at March 31, 2014, we had a working capital deficit of approximately $6.2 million at that date.

During the period from June 2013 through January 2014 (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $354,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $81,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

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

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During fiscal 2013, we entered into a March 21, 2013 financing transaction with Sigma Opportunity Fund II, LLC (“Sigma”), which was amended on June 14, 2013, under which aggregate gross proceeds of $945,000 were received by us (“Sigma Note 1”). On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1, such payments aggregating $1,022,314. Sigma has the right to convert up to $395,000 of the outstanding balance of Sigma Note 1 into our common shares at a price of $1.00 per share. We completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma has the right to convert Sigma Note 2 (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share. Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Notes 1 and 2 will be due. See note 4.

During the year ended September 30, 2013, as well as during the six months ended March 31, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, as well as recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013 (see note 2), we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through March 31, 2015. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line or the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

The resolution of debt and other obligations becoming due within the twelve months ended March 31, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October through December 2014, represents a future unknown contingency.

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

MARCH 31, 2014

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

We have determined that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due to directors and officers and deferred revenue approximate fair value due to the short maturity of the instruments. We have also determined that the carrying amounts of certain notes and other debt approximate fair value due to the short maturity of the instruments, as well as the market value interest rates they carry – these include the Line and the equipment lease. The accrued liability for the contingent portion of the Intella2 purchase price, a portion of which is classified as non-current as of March 31, 2014, was determined based on its fair value as of the November 30, 2012 Intella2 acquisition – see note 2 - and the fair value of that liability has been, and will continue to be, re-evaluated at the end of each subsequent accounting period and adjusted accordingly.

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes, the Subordinated Notes, the Intella2 Investor Notes, the Investor Notes, the Fuse Note, Sigma Note 1, Sigma Note 2, the Working Capital Notes and the USAC Note (the “Instruments”), discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to deliver cash to the other party to the contract and/or exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of March 31, 2014, December 31, 2013, September 30, 2013, March 31, 2013, December 31, 2012 or September 30, 2012 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the six and three months ended March 31, 2014 and 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

MARCH 31, 2014

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

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2014 and September 30, 2013 was immaterial in relation to our recorded liabilities at those dates.

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

Deferred revenue represents amounts billed to or received from customers for audio and web conferencing, webcasting or DMSP services to be provided in future accounting periods.  As projects or events are completed and/or the services provided, the revenue is recognized.

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

MARCH 31, 2014

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

We have approximately $85.9 million in Federal net operating loss carryforwards as of March 31, 2014, which expire in fiscal years 2018 through 2033.  Our utilization of approximately $20 million of the net operating loss carryforwards, acquired from the 2001 acquisition of EDNet and the 2002 acquisition of MOD and included in this $85.9 million total, against future taxable income may be limited as a result of ownership changes and other limitations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We had a deferred tax asset of approximately $32.3 million as of March 31, 2014 and approximately $32.2 million as of September 30, 2013, primarily resulting from net operating loss carryforwards. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain net operating loss carryforwards before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

Accordingly, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the six and three months ended March 31, 2014 and 2013.  The primary differences between the net loss for book and the net loss for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, expenses for stock options issued in payment for consultant and employee services but not exercised by the recipients and expenses related to shares issued or committed to be issued in payment for consultant and employee services, until such shares are issued and eligible for resale by the recipient.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2014 and September 30, 2013 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the six and three months ended March 31, 2014 and 2013. The tax years ending September 30, 2008 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Net Loss per Share

For the six and three months ended March 31, 2014 and 2013, net loss per share is based on the net loss divided by the weighted average number of shares of common stock outstanding, including the impact of 2,541,667 shares of common stock committed to be issued for compensation to certain Executives and for a loan origination fee, but not yet issued, as of March 31, 2014 (4,541,667 shares as of March 31, 2013) – see notes 4 and 5.

Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. The total outstanding options and warrants, which have been excluded from the calculation of weighted average shares outstanding, were 1,226,632 and 1,451,675 at March 31, 2014 and 2013, respectively.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2014 have been excluded from the calculation of weighted average shares outstanding: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could potentially convert into up to 395,000 shares of our common stock, (ii) the $507,083 outstanding balance of Sigma Note 2, which could potentially convert into up to 507,083 shares of our common stock, (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

In addition, the potential dilutive effects of the following convertible securities outstanding at March 31, 2013 have been excluded from the calculation of weighted average shares outstanding: (i) the $677,402 outstanding balance of the Rockridge Note, which could have potentially converted into up to 282,251 shares of our common stock, (ii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock, (iii)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock and (iv) the $50,000 portion of the outstanding balance of the Sigma Note, which could potentially have converted into up to 50,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.1 million and $818,000 as of March 31, 2014 and September 30, 2013, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2014 and 2013 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the six months ended March 31, 2014 or 2013.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the six months ended March 31, 2014 or 2013.

See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $316,000 and $340,000 for the six months ended March 31, 2014 and 2013, respectively, and approximately $149,000 and $177,000 for the three months ended March 31, 2014 and 2013, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss equals comprehensive loss for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including calculation of weighted average shares of common stock outstanding – basic and diluted - to include common stock committed for issue.

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2013. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2014, the results of our operations for the six and three months ended March 31, 2014 and 2013 and our cash flows for the six months ended March 31, 2014 and 2013. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2014.

Effects of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted.  We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2014			September 30, 2013
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	411,656	-	411,656	411,656	-	411,656
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2013):

Intella2 - customer lists,
trade names, URLs and non-compete	759,848	(142,442)	617,406	759,848	(90,305)	669,543
Total intangible assets	759,848	(142,442)	617,406	759,848	(90,305)	669,543

Total goodwill and other
acquisition-related intangible assets	$9,118,452	$(142,442)	$8,976,010	$9,118,452	$(90,305)	$9,028,147

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through March 31, 2014. The remaining portion of the purchase price, approximately $705,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

MARCH 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The unpaid portion of the purchase price is reflected on our March 31, 2014 balance sheet as an accrued liability of $769,079 with a current portion of $621,396 and a non-current portion of $147,683. These amounts represent the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 ($37,000 for the six months ended March 31, 2013) and accretion of approximately $40,000 reflected as interest expense on our statement of operations for the six months ended March 31, 2014 and less approximately $50,000 of payments made to Intella2 after closing through March 31, 2014, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of March 31, 2014 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through March 31, 2014, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, would be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows would also be recognized in our results of operations.

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

MARCH 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Since November 2013, we have been involved in litigation with Intella2 and its owner, in connection with the Intella2 acquisition. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our March 31, 2014 and September 30, 2013 balance sheets, respectively. See note 5.

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. This adjustment was reflected in our results of operations for the year ended September 30, 2013 (zero for the six and three months ended March 31, 2013) as a charge for impairment of goodwill.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

MARCH 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and we expect to file the related appeal brief on or before June 9, 2014.

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

MARCH 31, 2014

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

MARCH 31, 2014

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

MARCH 31, 2014

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

MARCH 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, we have concluded that no triggering event has occurred through March 31, 2014. Although the closing ONSM share price declined from $0.27 per share at September 30, 2013 to $0.21 per share as of March 31, 2014, the comparison of our book value to our market capitalization as of March 31, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium, supported our conclusion that there were no conditions with respect to our market capitalization as of March 31, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The closing ONSM share price was $0.23 per share on May 23, 2014.

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2014			September 30, 2013
		Accumulated Depreciation and Amortization	Net Book Value		Accumulated Depreciation and Amortization
						Net Book Value	Useful Lives (Yrs)
	Historical Cost			Historical Cost

Equipment and software	$11,084,200	$(10,553,888)	$530,312	$11,030,480	$(10,414,992)	$615,488	1-5
DMSP	6,145,614	(5,595,379)	550,235	6,033,167	(5,503,423)	529,744	5
Other capitalized
internal use software	2,149,720	(1,310,957)	838,763	2,009,397	(1,175,176)	834,221	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and
leasehold improvements	610,857	(555,039)	55,818	609,423	(541,243)	68,180	2-7
Totals	$21,358,503	$(19,383,375)	$1,975,128	$21,050,579	$(19,002,946)	$2,047,633

Depreciation and amortization expense for property and equipment was approximately $383,000 and $424,000 for the six months ended March 31, 2014 and 2013, respectively, and $194,000 and $225,000 for the three months ended March 31, 2014 and 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

As of March 31, 2014 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of March 31, 2014, approximately $1.1 million of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for a subsequent release in April/May 2010, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014 and approximately $52,000 for a subsequent release in January 2014. The balance of these costs not in service relate primarily to new features of the DMSP under development.

As of March 31, 2014 we have capitalized as part of other internal use software approximately $1.5 million of employee compensation and other costs for the development of webcasting applications. As of March 31, 2014, approximately $1.3 million of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 placed in service in October 2013 for enhancements to that new release. The remaining costs, not placed in service, relate primarily to new features of the webcasting platform under development.

All capitalized development costs placed in service are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	March 31, 2014	September 30, 2013

Sigma Note 1 (excluding portion in notes payable)	$395,000	$395,000
Sigma Note 2	507,083	-
Sigma Notes (excluding portion in notes payable)	902,083	395,000
Rockridge Note	400,000	590,381
Fuse Note	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	1,702,083	1,385,381
Less: discount on convertible debentures	(301,344)	(249,387)
Convertible debentures, net of discount	1,400,739	1,135,994
Less: current portion, net of discount	(1,400,739)	(587,198)
Convertible debentures, net of current portion and discount	$-	$548,796

Sigma Note 1

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we would receive up to $800,000 pursuant to a senior secured note (“Sigma Note 1”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Sigma remitted $600,000 (net of fees and expenses discussed below) to us at the Sigma Closing, and the funding of the remaining $200,000 (“Contingent Financing”) was subject to us meeting certain revenue and operating cash flow targets for either the three months ended June 30, 2013 or the six months ended September 30, 2013, as well as making all scheduled principal and interest payments on our indebtedness to Sigma and our other lenders.

On June 14, 2013, Sigma Note 1 was amended to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under Sigma Note 1 was $945,000. Interest, computed at 17% per annum on the outstanding principal balance, was payable in monthly installments commencing April 30, 2013 and principal was payable in monthly installments commencing June 30, 2013. The required payments were made through November 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 1 (continued)

On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1. As of February 28, 2014, the outstanding principal balance under Sigma Note 1 was approximately $895,000 (including previously accrued but unpaid interest made a part of that balance) and interest at 17% per annum will continue to accrue on the outstanding principal balance, compounding monthly and added to the respective note principal amount until paid.

After giving effect to the February 28, 2014 modification, the payments due under Sigma Note 1 are as follows:

October 31, 2014	$50,000 principal plus $13,991 interest
November 30, 2014	$50,000 principal plus $13,282 interest
December 18, 2014	$887,599 principal (including previously accrued interest made part of principal) plus $7,441 interest

Sigma Note 1 may be prepaid by us at any time, provided, however, that if Sigma Note 1 is prepaid during the twelve months immediately following the Sigma Closing, we shall pay an additional 90 days of interest on the then outstanding principal as of such prepayment date. If following the Sigma Closing we receive proceeds from the sale of a business unit and/or in connection with the issuance of additional equity, debt or convertible debt capital in the amounts listed in the table below, calculated on an aggregate basis subsequent to the Sigma Closing (“Aggregate Capital Raise”), we are required to immediately repay to Sigma the indicated amount (“Early Repayment Amount”), applied first toward repayment of interest and then toward principal.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 1 (continued)

The February 28, 2014 amendment also provided that upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to Sigma Note 1 will be due.

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

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, in connection with the initial March 2013 financing and the June 2013 amendment, was reflected as a $511,188 discount against Sigma Note 1 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum through February 28, 2014 (which was 60% per annum for the period prior to the June 2013 amendment). Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $113,269, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When combined with the amortization of the remaining unamortized discount arising from the initial March 2013 financing and the June 2013 amendment, the resulting effective interest rate as of February 28, 2014 is approximately 64% per annum, which would increase in the event an Early Repayment Amount was required, as discussed above.

 The aggregate unamortized portion of the debt discount recorded against Sigma Note 1 was $285,723 and $348,823 (including $155,263 and $196,068 related to the portion of this debt classified as a note payable) as of March 31, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 1 (continued)

Although we concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its June 2013 modification (including the Black-Scholes value of the additional conversion rights granted) versus the present value of the cash flows before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40, ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the ONSM closing price of $0.30 per share at the time the additional conversion rights were granted under the modification was significantly less than the $1.00 per share conversion price, and the Black-Scholes value of such conversion right was determined by us to be approximately $6,700, which we concluded was immaterial, we determined that it was not reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

We also concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its February 2014 modification (including an allocation of a portion of the common shares issued and fees paid in connection with Sigma Note 2) versus the present value of the cash flows before the modification, and accordingly, accounting for this modification as an extinguishment of debt was not required.

For so long as Sigma Note 1 is outstanding, if at any time after the Sigma Closing we issue additional shares of common stock (other than as a result of common stock equivalents already issued prior to the Issuance Date) or common stock equivalents in an amount which exceeds, in the aggregate, 25% of our fully diluted shares (as defined) as of the Sigma Closing, whether through one or multiple issuances, then provided the proceeds of such issuance are not being used to pay all outstanding amounts owed under Sigma Note 1, we shall issue to Sigma and Sigma Capital, respectively, such number of shares of common stock as is necessary for Sigma and Sigma Capital to maintain the same beneficial ownership percentage of our capital stock, on a fully diluted basis, after the additional shares issuance as they had immediately before the additional shares issuance.  If, at the time of any additional share issuance, Sigma has not converted all or a portion of the amount of Sigma Note 1 eligible for conversion to common shares, we shall reserve for future issuance to Sigma upon any subsequent conversion, and shall issue to Sigma upon any subsequent conversion, such number of shares of common stock as to which Sigma would have been entitled hereunder had Sigma converted the unconverted amount immediately prior to the additional shares issuance. Notwithstanding the above, this provision shall only apply to beneficial ownership resulting from transactions related to Sigma Note 1 or the March 18, 2013 Advisory Services Agreement and shall not apply to our issuance of common stock or common stock equivalents in connection with our acquisition of another entity or the material portion of the assets of another entity, which transaction results in operating cash flow in excess of any related debt service.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2

We completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert Sigma Note 2 (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share. Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to Sigma Note 2 will be due.

In connection with Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of Sigma Note 2 at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of Sigma Note 2. The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $113,269 discount against Sigma Note 1 and a $180,942 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 70% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against Sigma Note 2 was $158,047 as of March 31, 2014.

In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Even if such a definitive agreement is signed and as a result we are not required to issue those additional shares or pay those additional fees, but we have any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of October 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000 and if there are any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of November 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, another 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2 (continued)

Per the terms of the Sigma Note 2 financing, Sigma and Sigma Capital have the joint right as of December 18, 2014 and for one year thereafter, to require us to purchase up to 1 million of our common shares held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right is collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. We issued Sigma and Sigma Capital an aggregate of 500,000 ONSM common shares on February 28, 2014, which resulted in total holdings by them at that date of 950,000 ONSM common shares, which they still held as of March 31, 2014. Accordingly, our financial statements reflect an approximately $180,000 liability as of March 31, 2014, representing the present value of our potential $237,500 liability for the repurchase of those 950,000 common shares.

At any time prior to December 18, 2014, and extending for a period of one year thereafter, we have the right to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share. Commencing June 30, 2014, we may not exercise this call option while we are in possession of any material nonpublic information regarding any agreement (other than terminated or expired agreements) for a transaction calling for receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units.

In connection with the issuance of the Sigma Note 2, an agreement was executed between Sigma and Rockridge, which included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 14, 2014, and always in case of a default on Sigma Note 1, Sigma Note 2 or the Rockridge Note. Such repayment amount would be added to the principal of Sigma Note 1, would accrue interest at 17% per annum and such amount plus accrued interest would be payable by us on December 18, 2014. In the event of such repayment by Sigma, Sigma would receive fees in cash and shares calculated on a pro-rata basis comparable to the terms of Sigma Note 2, based on the amount repaid to Rockridge and the amount of time the repaid debt would be unpaid by us after such repayment. For example, if $400,000 were repaid to Rockridge by Sigma on October 14, 2014, we would owe Sigma a fee of approximately $30,000 cash plus approximately 106,000 common shares.

Rockridge Note

In April and June 2009 we borrowed $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. On September 14, 2009, we entered into Amendment Number 1 to the Agreement and an Allonge to the Note, under which we borrowed an additional $1.0 million, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million. In connection with this transaction, we issued a note (the “Rockridge Note”) bearing interest at 12% per annum and collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by other lenders. We also entered into a Security Agreement with Rockridge containing covenants and restrictions with respect to the collateral.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Prior to a second Allonge to the Note dated December 12, 2012 (the “December 2012 Allonge”), the balance was payable in monthly principal and interest installments of $41,409 through August 14, 2013 plus a balloon payment of $505,648 on September 14, 2013. In accordance with the December 2012 Allonge, the balance outstanding was payable in monthly principal and interest installments of $41,322 through September 14, 2014. However, since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the December 2012 modification (including an increase in  the loan origination fee as discussed below) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for that modification as an extinguishment of debt was not required.

In accordance with an agreement reached with Rockridge in October 2013, the remaining principal balance outstanding under the Rockridge Note, and the related interest, was payable in two (2) equal monthly installments of $21,322, commencing on October 14, 2013 plus nine (9) equal monthly installments of $45,322, commencing on December 14, 2013 plus a final payment of $188,989 due on September 14, 2014. Since we concluded that there was less than a 10% difference between the present value of the cash flows of the Rockridge Note after the October 2013 modification versus the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were not considered substantially different and therefore accounting for that modification as an extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

We made the first three payments required under the October 2013 agreement as set forth above and then on February 28, 2014 we made a principal payment of $119,615 (plus accrued interest), in exchange for Rockridge’s agreement that we would only be obligated to pay interest on a monthly basis until our repayment of the remaining outstanding principal of $400,000 on October 14, 2014 (the “Maturity Date”). We also agreed to pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Rockridge Note after the February 28, 2014 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six and three months ended March 31, 2014. This $43,620 debt extinguishment loss was calculated as the excess of the $519,615 acquisition cost of the new debt (face value of the note) over the net carrying amount of the extinguished debt immediately before the modification, which was $475,995 ($519,615 face value of the note less $43,620 unamortized discount). The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date the outstanding principal balance may be converted into a number of restricted shares of our common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for our common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which our common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick Deluca, after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock, although such limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us and provided such waiver would not result in a violation of the NASDAQ shareholder approval rules.

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

MARCH 31, 2014

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

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to approximately $67,000 as of March 31, 2014, as a result of the accretion of approximately $6,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares. The remaining unamortized discount of $43,620 was included in the debt extinguishment loss recognized for the six and three months ended March 31, 2014, as discussed above. The unamortized portion of the discount was zero and $70,538 as of March 31, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The effective interest rate of the Rockridge Note was initially approximately 44.3% per annum, until the September 2009 amendment, which reduced it to approximately 28.0% per annum, the December 2012 Allonge, which increased it to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. Effective February 28, 2014, as a result of the inclusion of the remaining unamortized discount in a debt extinguishment loss, the effective rate was reduced to approximately 12% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to the variance between the conversion price versus market prices that might be applicable if any portion of the principal is satisfied with common shares issued upon conversion instead of cash.

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six months ended March 31, 2013 (zero for the three months then ended). This $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended and increased again to $23,000 as of March 31, 2014 as a result of the accretion of $1,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the six months ended March 31, 2013, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $12,837 and $19,094 as of March 31, 2014 and September 30, 2013, respectively.

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares to Fuse, having a fair market value of approximately $4,200.

Intella2 Investor Notes

In connection with the issuance of the Fuse Note as discussed above, we modified the terms on another $200,000 note issued to Fuse on November 30, 2012, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. This other $200,000 note is discussed in more detail under “Intella2 Investor Notes” in the “Notes and Leases Payable” section below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

In accordance with the December 12, 2012 modification, 291,668 shares were issued to the Noteholders on January 18, 2013. However, the terms of Sigma Note 1, which closed on March 21, 2013, required us to immediately repay from those proceeds the remaining balance due on the Equipment Notes. Such repayment was made by us with $175,000 cash and issuance of the remaining 291,666 shares to the Noteholders.

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six months ended March 31, 2013 (zero for the three months then ended). This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of March 31, 2014 and as interest expense for the six months then ended (zero for the three months then ended).

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” below), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financings. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of March 31, 2014 as a result of the accretion of approximately $8,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Notes and Leases Payable

Notes and leases payable consist of the following:

	March 31, 2014	September 30, 2013

Line of Credit Arrangement	$1,684,784	$1,605,672
Sigma Note 1 (excluding portion in convertible debentures)	512,663	507,000
Working Capital Notes	620,000	-
Subordinated Notes	250,000	316,667
Intella2 Investor Notes (excluding portion in convertible debentures)	250,000	250,000
USAC Note	163,097	263,398
Investor Notes	175,000	200,000
CCJ Note	-	118,157
Equipment lease	31,441	39,330
Total notes and leases payable	3,686,985	3,300,224
Less: discount on notes payable	(372,643)	(341,434)
Notes and leases payable, net of discount	3,314,342	2,958,790
Less: current portion, net of discount	(3,026,484)	(2,198,858)
Notes and leases payable, net of current portion and discount	$287,858	$759,932

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through March 31, 2014.

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

Commitment fees and other fees and expenses paid to the Lender are recorded by us as debt discount and amortized as interest expense over the remaining term of the Line. The unamortized portion of the debt discount was zero and $11,568 as of March 31, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The Lender must approve any additional debt incurred by us, other than debt subordinated to the Line and debt incurred in the ordinary course of business (which includes equipment financing). The Lender approved the Equipment Notes, the Rockridge Note, the USAC Note, Sigma Note 1 and Sigma Note 2. All other debt entered into by us subsequent to the December 2007 inception of the Line has been appropriately approved by the Lender and/or was allowable under one of the exceptions noted above.

Sigma Note 1

Sigma Note 1, of which $395,000 was convertible into common stock as of March 31, 2014, is discussed in the “Convertible Debentures” section above.

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
47

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have had no liability under the above arrangement and therefore we had recorded no accrual related to this matter as of that date. However, as of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $73,500 present value of this obligation as a liability on our financial statements as of that date. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the six months ended March 31, 2014 (zero for the three months then ended), as discussed in more detail under the “Subordinated Notes”, Investor Notes” and “CCJ Note” sections below. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $111,623 as of March 31, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $250,000 and $316,667 was outstanding as of March 31, 2014 and September 30, 2013, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the June 1, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated October 24, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six months ended March 31, 2014 (zero for the three months then ended). This $26,693 debt extinguishment loss was calculated as the excess of the $97,875 acquisition cost of the new debt ($71,182 face value of the portion of the October 24, 2013 note replacing the June 1, 2012 note plus the $26,693 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $71,182.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. The principal plus accrued interest was payable in a single balloon payment in July 2013. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $38,000 was issued to the lenders as an origination fee. This amount was reflected as a discount and amortized as interest expense over the six month term. In July 2013, accrued interest aggregating $15,000 was paid in cash and the maturity date of these notes was extended to January 2014. An aggregate of 120,000 restricted ONSM common shares with a fair market value at issuance of approximately $35,000 was issued to the lenders as an extension fee. This amount was reflected as a discount and was amortized as interest expense over the second six month term. In January 2014 the maturity date of these notes, as well as the due date of the aggregate of $15,000 earned but unpaid interest, was extended to October 2014. An aggregate of 240,000 restricted ONSM common shares with a fair market value at issuance of approximately $60,000 was issued to the lenders as an extension fee. This amount was reflected as a discount and is being amortized as interest expense over the third term of approximately nine and one half months. Including the discount, the effective interest rate of these notes was approximately 71% per annum for the first six months, approximately 67% per annum for the second six months and approximately 71% per annum for the third nine and one half months. The balance due under these notes, net of unamortized discount, is classified as non-current on our September 30, 2013 balance sheet based on the payment terms as modified in January 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after the July 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for this modification as an extinguishment of debt was not required. We also concluded that there was less than a 10% difference between the present value of the cash flows of this note after the January 2014 modification versus the present value of the cash flows under the payment terms in place one year earlier and thus accounting for that modification as an extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $46,560 and $27,148 as of March 31, 2014 and September 30, 2013, respectively.

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

MARCH 31, 2014

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

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. This only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended and increased again to $58,000 as of March 31, 2014 as a result of the accretion of $6,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.23 per share as of May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the six and three months ended March 31, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $21,721 and $38,046 (none of which related to the portion of this debt classified as a convertible debenture) as of March 31, 2014 and September 30, 2013, respectively.

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

Effective May 1, 2014 an Intella2 Investor Note held by one of the other four investors was amended to provide that the $40,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 4,000 common shares, having a fair market value of approximately $800, to the other investor.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows the $25,000 portion of the Investor Notes issued to CCJ after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six months ended March 31, 2014 (zero for the three months then ended). This $15,518 debt extinguishment loss was calculated as the excess of the $35,779 acquisition cost of the new debt ($26,021 face value of the portion of the November 4, 2013 note replacing the January 2, 2013 note plus the $9,758 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $20,261 (net of unamortized discount).

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended and increased again to $23,000 as of March 31, 2014 as a result of the accretion of $2,000 as interest expense for the six months then ended. If the closing ONSM share price on May 23, 2014 of $0.23 per share was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

In addition to the above, in November 2013 we agreed with one holder of Investor Notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of the Investor Notes and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $3,200 as interest expense for the six months ended March 31, 2014 (zero for the three months then ended).
54

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $37,476 and $68,604 as of March 31, 2014 and September 30, 2013, respectively.

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the December 31, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the six months ended March 31, 2014 (zero for the three months then ended). This $46,596 debt extinguishment loss was calculated as the excess of the $170,852 acquisition cost of the new debt ($124,256 face value of the portion of the November 4, 2013 note replacing the December 31, 2012 note plus the $46,596 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $124,256.

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending March 31:
2015	$5,041,669
2016	347,399
Total minimum debt payments	$5,389,068

The Line is included above as a $1,684,784 payment during the year ending March 31, 2015, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it through December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

MARCH 31, 2014

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

2.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of May 23, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of May 23, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented.

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

MARCH 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

As of May 23, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the six and three months ended March 31, 2013.

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

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended (zero for the six and three months ended March 31, 2013). Although the closing ONSM share price increased to $0.30 as of December 31, 2013, and on that basis we would have no liability under this obligation, we determined that the increase in our share price was temporary and no adjustment was made to the previous accrual as of December 31, 2013 or for the three months then ended. However, based on the closing ONSM price of $0.21 per share as of March 31, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $102,000 of non-cash compensation expense for the six and three months ended March 31, 2014, which resulted in an approximately $136,000 liability on our financial statements as of that date.  If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, our obligation for this shortfall payment would be $102,000, or the equivalent in common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected as non-cash compensation expense for the six and three months ended March 31, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares were recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the year ended September 30, 2013 (zero for the six and three months ended March 31, 2013), based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

Accomplishment of the objectives for fiscal 2014 and fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. With respect to fiscal 2014, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and second fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $52,500 for the six and three months ended March 31, 2014, based on their fair value of $0.21 per share as of May 20, 2014, the date it was conclusively determined that the objective had been met and the shares had been earned. As of March 31, 2014 the potential issuance of the shares related to the other 2014 objectives has not been reflected on our financial statements, since based on the fiscal year 2014 financial results to date the issuance of these shares is not considered probable.

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

MARCH 31, 2014

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

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of May 23, 2014 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments

As of March 31, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $61,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

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

The operating leases for our office space in San Diego, California and in Colorado Springs, Colorado call for aggregate monthly payments totaling approximately $3,600 and are on short-term leases with remaining maturities of less than one year.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending March 31:
2015	$650,841
2016	441,506
2017	321,615
2018	212,616
2019	124,026
Total minimum lease payments	$1,750,604

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa, Minnesota and California. An aggregate approximately $6,000 per month related to these facilities is classified by us as rental expense with an approximately $20,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $388,000 and $457,000 for the six months ended March 31, 2014 and 2013, respectively, and approximately $191,000 and $244,000 for the three months ended March 31, 2014 and 2013, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $500,000, approximately $230,000 of that commitment arising from agreements expiring through March 2015 and the balance of such commitment arising from agreements expiring at various times after March 2015 through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions (see note 2) and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our March 31, 2014 and September 30, 2013 balance sheets, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 6:  CAPITAL STOCK

Common Stock

During the six months ended March 31, 2014 we issued 466,502 unregistered common shares for consulting and advisory services valued at approximately $92,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $100,000 and $140,000 for the six months ended March 31, 2014 and 2013, respectively. As a result of previously issued shares and options for financial consulting and advisory services, we have recorded approximately $50,000 in deferred equity compensation expense at March 31, 2014, to be amortized over the remaining periods of service of up to eleven months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the six months ended March 31, 2014, we issued 1,198,334 common shares for interest, financing fees and finders fees as follows: (i) 500,000 common shares related to the modification of Sigma Note 1 and to Sigma Note 2, which were valued at approximately $115,000 and are being recognized as interest expense over loan terms of ten and eight months, respectively, (ii) 458,334 common shares related to the Working Capital Notes, which were valued at approximately $128,000, recognized partially as part of debt extinguishment loss for the six and three months ended March 31, 2014 with the remainder being recognized as interest expense over an eighteen month loan term and (iii) 240,000 common shares relate to the extension of certain Subordinated Notes, which were valued at approximately $60,000 and are being recognized as interest expense over loan terms of approximately nine and one half months. See note 4 for details.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.21 per share as of March 31, 2014, the gross proceeds would be approximately $92,000 and the shortfall would be approximately $83,000. Therefore, we increased the $43,750 liability initially recorded by us by recognizing approximately $22,000 of interest expense for the six months ended March 31, 2014 (zero for the three months then ended) which resulted in an approximately $66,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, the gross proceeds would be approximately $101,000 and the shortfall would be approximately $74,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The Digital Media Services Group is primarily comprised of our business activities selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the six and three months ended March 31, 2014 and 2013 and total assets by segment as of March 31, 2014 and September 30, 2013.

	For the six months ended March 31,		For the three months ended March 31,

	2014	2013	2014	2013
Segment revenue:
Audio and Web Conferencing Services	$5,709,391	$5,551,903	$2,931,192	$2,944,579
Digital Media Services	2,699,239	3,123,136	1,261,691	1,450,743
Total consolidated revenue	$8,408,630	$8,675,039	$4,192,883	$4,395,322

Segment operating income:
Audio and Web Conferencing Services	$1,793,688	$1,696,183	$952,846	$867,402
Digital Media Services	654,802	598,187	300,532	179,732
Total segment operating income	2,448,490	2,294,370	1,253,378	1,047,134
Depreciation and amortization	(435,211)	(704,681)	(221,024)	(375,456)
Corporate and unallocated shared expenses	(2,348,252)	(3,692,273)	(1,334,820)	(2,437,776)
Other expense, net	(1,030,445)	(782,005)	(484,647)	(403,123)
Net loss	$(1,365,418)	$(2,884,589)	$(787,113)	$(2,169,221)

	March 31, 2014	September 30, 2013
Assets:
Audio and Web Conferencing Services	$10,804,470	$10,827,959
Digital Media Services	2,635,797	2,638,457
Corporate and unallocated	664,013	460,994
Total assets	$14,104,280	$13,927,410

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2014, we had issued options and warrants still outstanding to purchase up to 1,226,632 ONSM common shares, including 493,299 shares under Plan Options to employees, consultants and directors; 433,333 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,127,763 common shares under the Plan (including the 2,750,000 Executive Incentive Shares issued as discussed in note 5) through March 31, 2014, 493,299 outstanding employee, consultant and director Plan Options as of March 31, 2014 and 75,000 outstanding consultant Plan Options as of March 31, 2014, there are 803,938 shares available for additional issuances under the Plan.

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vesting over two years and having an exercise price of $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. In January 2013, the Compensation Committee and the Executives agreed on an Executive Incentive Plan which included provisions that were in lieu of issuing 450,000 of the additional authorized options – see note 5. As of March 31, 2014, 140,400 of the additional authorized option issuances relate to terminated directors, employees and consultants. The Compensation Committee is evaluating what action would be appropriate for it to take with respect to the remaining 393,300 additional authorized options.

Non-cash compensation expense was approximately $303,000 and $1,418,000 for the six months ended March 31, 2014 and 2013, respectively. These amounts included zero and approximately $84,000, respectively, related to Plan Options granted to employees and vesting during those periods. The balance of non-cash compensation expense is related to our issuance of common shares or other equity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

Detail of employee, consultant, and director Plan Option activity under the Plan for the six months ended March 31, 2014 is as follows:

		Weighted Average Exercise Price
	Number of Shares

Balance, beginning of period	538,499	$1.85
Granted during the period	-	$-
Expired or forfeited during the period	(45,200)	$1.10
Balance, end of the period	493,299	$1.91
Exercisable at end of the period	493,299	$1.91

The outstanding Plan Options for the purchase of 493,299 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 10 months and are further described below.

		Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share	Expiration date
Grant date	Description

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Aug 2009	Employee (non-Executive)	10,014	10,014	$9.42	Aug 2014
Dec- 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	318,299	318,299	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015

	Total common shares underlying Plan Options as of March 31, 2014	493,299	493,299

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2014, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 433,333 common shares, as follows:

	Number of common shares	Exercise price per share		Expiration Date
Issuance period			Type

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

July 2010	50,000	$6.00	Non-Plan	July 2014
Year ended September 30, 2010	50,000

September 2009	8,333	$3.00	Non-Plan	Sept 2014
Year ended September 30, 2009	8,333

Total common shares underlying
consultant options as of of March 31, 2014	433,333

As of March 31, 2014, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

Description of transaction	Number of common shares	Exercise price per share	Expiration Date

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of March 31, 2014	300,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase, a certain number of our common and preferred shares during the term of the LPC Purchase Agreement, which term expired on September 17, 2013. In connection with the LPC Purchase Agreement, we also issued LPC a warrant (“LPC Warrant 1”). Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we were required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions that were in LPC Warrant 1 are not included in New LPC Warrant 1. Accordingly, since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 was no longer applicable, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustments. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the six months ended March 31, 2013 (zero for the three months then ended) and the remaining $53,894 was reclassified from liability to additional paid-in capital.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosure as noted with respect to transactions occurring after March 31, 2014:

  Note 1 (impact of certain cost reductions for periods after March 31, 2014; impact of certain debt and other obligations coming due after March 31, 2014; accounting pronouncements issued after March 31, 2014)

  Note 2 (Intella2 litigation activity after March 31, 2014; patent application activity after March 31, 2014; impact of change in ONSM common share price through May 23, 2014)

  Note 4 (April 2014 extension of certain Intella2 Investor Notes and the related issuance of common shares; April 2014 extension of the Fuse Note and the related issuance of common shares; status of negotiations for renewal of the Line; impact of change in ONSM common share price through May 23, 2014)

  Note 5 (status of issuance of Executive Shares and related payment of cash compensation through May 23, 2014; issuance of Executive Incentive Shares after March 31, 2014; status of lease renewal negotiations in Florida after March 31, 2014; Intella2 litigation activity after March 31, 2014; impact of change in ONSM common share price through May 23, 2014)

  Note 6 (impact of change in ONSM common share price through May 23, 2014)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 85 full time employees as of May 23, 2014, with operations organized in two main operating groups:

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

During fiscal 2013, we entered into a March 21, 2013 financing transaction with Sigma Opportunity Fund II, LLC (“Sigma”), which was amended on June 14, 2013, under which aggregate gross proceeds of $945,000 were received by us (“Sigma Note 1”). On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1, such payments aggregating $1,022,314. Sigma has the right to convert up to $395,000 of the outstanding balance of Sigma Note 1 into our common shares at a price of $1.00 per share.

On February 28, 2014 we borrowed $500,000 from Sigma (from which were deducted certain fees and we repaid certain debt) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge Capital Holdings LLC (“Rockridge”) and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert the Sigma Note 2 (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share.

In connection with the Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of Sigma Note 2 at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of Sigma Note 2.

In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000.

Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to Sigma Note 1 and/or Sigma Note 2 will be due.

See Liquidity and Capital Resources for further details with respect to the financing transactions highlighted in this Recent Developments section.

Since November 2013, we have been involved in litigation with Intella2 and its owner, in connection with the Intella2 acquisition. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our March 31, 2014 and September 30, 2013 balance sheets, respectively.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2014 was approximately $1.4 million ($0.06 loss per share) as compared to a net loss of approximately $2.9 million ($0.18 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $1.5 million (52.7%). The decreased net loss was primarily due to an approximately $1.1 million, or 78.6%, decrease in compensation paid with equity, as compared to the corresponding period of the prior fiscal year.

Our consolidated net loss for the three months ended March 31, 2014 was approximately $787,000 ($0.03 loss per share) as compared to a net loss of approximately $2.2 million ($0.12 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $1.4 million (63.7%). The decreased net loss was primarily due to an approximately $1.1 million, or 82.1%, decrease in compensation paid with equity, as compared to the corresponding period of the prior fiscal year.

Six months ended March 31, 2014 compared to the six months ended March 31, 2013 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Six months ended March 31,
	2014	2013
Revenue:
Audio and web conferencing	55.9%	51.7%
Webcasting	25.8	29.9
DMSP and hosting	5.6	5.5
Network usage	11.7	11.6
Other	1.0	1.3
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	15.5%	14.5%
Webcasting	7.1	8.7
DMSP and hosting	0.9	0.8
Network usage	5.1	6.0
Other	0.2	0.4
Total costs of revenue	28.8%	30.4%

Gross margin	71.2%	69.6%

Operating expenses:
Compensation (excluding equity)	44.2%	45.6%
Compensation (paid with equity)	3.6	16.3
Professional fees	8.5	9.2
Other general and administrative	13.7	14.6
Depreciation and amortization	5.2	8.1
Total operating expenses	75.2%	93.8%

Loss from operations	(4.0)%	(24.2)%

Other expense, net:
Interest expense	(10.7)%	(7.3)%
Debt extinguishment loss	(1.5)	(1.7)
Gain from adjustment of derivative liability to fair value	-	0.3
Other expense, net	-	(0.4)
Total other expense, net	(12.2)%	(9.1)%

Net loss	(16.2)%	(33.3)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the six months ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$8,408,630	$8,675,039	$(266,409)	(3.1)%
Total costs of revenue	2,424,246	2,635,715	(211,469)	(8.0)
Gross margin	5,984,384	6,039,324	(54,940)	(0.9)%

General and administrative expenses	5,884,146	7,437,227	(1,553,081)	(20.9)%
Depreciation and amortization	435,211	704,681	(269,470)	(38.2)
Total operating expenses	6,319,357	8,141,908	(1,822,551)	(22.4)%

Loss from operations	(334,973)	(2,102,584)	(1,767,611)	(84.1)%

Other expense, net	(1,030,445)	(782,005)	248,440	31.8

Net loss	$(1,365,418)	$(2,884,589)	$(1,519,171)	(52.7)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $8.4 million for the six months ended March 31, 2014, a decrease of approximately $266,000 (3.1%) from the corresponding period of the prior fiscal year, due to decreased revenues of the Digital Media Services Group, partially offset by increased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $2.7 million for the six months ended March 31, 2014, a decrease of approximately $424,000 (13.6%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting division revenues.

Webcasting division revenues decreased by approximately $427,000 (16.4%) for the six months ended March 31, 2014 as compared to the corresponding period of the prior fiscal year. We produced approximately 2,000 webcasts during the six months ended March 31, 2014, which was approximately 500 less than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the decreased number of events was partially offset by an increase in the average revenue per webcast event to $1,199 for the six months ended March 31, 2014, which represented an increase of $108, or 9.9%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

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

Audio and Web Conferencing Services Group revenues were approximately $5.7 million for the six months ended March 31, 2014, an increase of approximately $157,000 (2.8%) from the corresponding period of the prior fiscal year. This increase arose primarily from the revenues of the Infinite division of approximately $4.2 million for the six months ended March 31, 2014, which represented an increase of approximately $124,000 (3.1%) as compared to the corresponding period of the prior fiscal year. This was in turn due to a 12.2% increase in the number of minutes billed which was approximately 71.4 million for the six months ended March 31, 2014, as compared to approximately 63.7 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed was partially offset by a decrease in average revenue per minute, which was approximately 6.1 cents for the six months ended March 31, 2014, as compared to approximately 6.6 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

We believe that Infinite’s alliances with existing and new third party conferencing providers, anticipated internal software development and other sales and marketing initiatives, will continue to favorably impact Infinite division revenues during fiscal 2014.

The revenues of our OCC division, which is included in the Audio and Web Conferencing Services Group, were approximately $528,000 for the six months ended March 31, 2014, which represented an increase of approximately $100,000 (23.4%) as compared to the corresponding period of the prior fiscal year. The OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The OCC division acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Accordingly, six months of Intella2 revenues were recognized during the six months ended March 31, 2014 versus just four months of Intella2 revenues during the corresponding period of the prior fiscal year. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The total revenues from those operations included approximately $110,000 of free conferencing business revenues for the six months ended March 31, 2014, as compared to approximately $94,000 for the corresponding period of the prior fiscal year

Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, as well as our anticipated recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013, we expect our consolidated fiscal 2014 revenues will exceed our consolidated fiscal 2013 revenues, although this cannot be assured.

Consolidated gross margin was approximately $6.0 million for the six months ended March 31, 2014, a decrease of approximately $55,000 (0.9%) from the corresponding period of the prior fiscal year. However, our consolidated gross margin percentage was 71.2% for the six months ended March 31, 2014, versus 69.6% for the corresponding period of the prior fiscal year. This increase in percentage was primarily due to reductions in webcasting and network usage cost of sales (proportionally greater than the reduction in revenues).

During the period from June through November 2013 we renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $81,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

Because of anticipated increased fiscal 2014 revenues as discussed above as well as anticipated cost savings in fiscal 2014 – those already implemented as discussed above as well as additional cost savings we believe that we could implement - we expect our consolidated fiscal 2014 gross margin will exceed our consolidated fiscal 2013 gross margin, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $6.3 million for the six months ended March 31, 2014, a decrease of approximately $1.8 million (22.4%) from the corresponding period of the prior fiscal year, primarily due to an approximately $1.1 million, or 78.6%, decrease in compensation paid with equity, as compared to the corresponding period of the prior fiscal year.

In February 2013, we (as authorized by our Board of Directors) established an Executive Incentive Plan, under which the five Executives could receive fully restricted (as defined in the Executive Incentive Plan) common shares (“Executive Incentive Shares”), issued based on the Company achieving certain financial objectives (as defined in the Executive Incentive Plan). In February 2013, the initial issuance authorized under the Executive Incentive Plan was an aggregate of 2,250,000 Executive Incentive Shares, which were issued in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives had been cancelled. These 2,250,000 Executive Incentive Shares were recorded on our financial statements based on their fair value at the time of the February 2013 authorization, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected on our financial statements as non-cash compensation expense for the six months ended March 31, 2013, which was approximately $1.1 million greater than the approximately $53,000 ($0.21 per share) related to 250,000 Executive Incentive Shares recorded during on our financial statements as non-cash compensation expense for the six months ended March 31, 2014, in connection with meeting one of the identified financial objectives related to fiscal 2014.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $354,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

Excluding the impact, if any, arising from any fiscal 2014 goodwill impairment charges, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal year 2014 to be less than the fiscal 2013 amounts for the year as a whole, although this cannot be assured.

Other Expense

Other expense of approximately $1.0 million for the six months ended March 31, 2014 represented an approximately $248,000 (31.8%) increase as compared to the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $265,000, or 41.7%, increase in interest expense for the six months ended March 31, 2014, as compared to the corresponding period of the prior fiscal year, which increase was primarily attributable to (i) approximately $251,000 for the aggregate of cash and non-cash interest expense recognized during the six months ended March 31, 2014 for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013) and for which we recognized $12,000 interest expense during the corresponding period of the prior fiscal year and (ii) approximately $30,000 for the aggregate of cash and non-cash interest expense recognized during the six months ended March 31, 2014 for Sigma Note 2 (which was funded in February 2014) and for which we recognized no interest expense during the corresponding period of the prior fiscal year.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended March 31,
	2014	2013
Revenue:
Audio and web conferencing	58.0%	55.5%
Webcasting	23.7	27.7
DMSP and hosting	5.6	5.3
Network usage	11.7	10.9
Other	1.0	0.6
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	16.1%	15.5%
Webcasting	6.9	8.3
DMSP and hosting	0.9	0.8
Network usage	5.2	6.1
Other	0.2	0.4
Total costs of revenue	29.3%	31.1%

Gross margin	70.7%	68.9%

Operating expenses:
Compensation (excluding equity)	43.7%	48.0%
Compensation (paid with equity)	5.4	29.1
Professional fees	9.9	8.8
Other general and administrative	13.6	14.6
Depreciation and amortization	5.3	8.6
Total operating expenses	77.9%	109.1%

Loss from operations	(7.2)%	(40.2)%

Other expense, net:
Interest expense	(10.6)%	(7.5)%
Debt extinguishment loss	(1.0)	(1.7)
Total other expense, net	(11.6)%	(9.2)%

Net loss	(18.8)%	(49.4)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$4,192,883	$4,395,322	$(202,439)	(4.6)%
Total costs of revenue	1,229,134	1,366,456	(137,322)	(10.0)
Gross margin	2,963,749	3,028,866	(65,117)	(2.1)%

General and administrative expenses	3,045,191	4,419,508	(1,374,317)	(31.1)%
Depreciation and amortization	221,024	375,456	(154,432)	(41.1)
Total operating expenses	3,266,215	4,794,964	(1,528,749)	(31.9)%

Loss from operations	(302,466)	(1,766,098)	(1,463,632)	(82.9)%

Other expense, net	(484,647)	(403,123)	81,524	20.2

Net loss	$(787,113)	$(2,169,221)	$(1,382,108)	(63.7)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.2 million for the three months ended March 31, 2014, a decrease of approximately $202,000 (4.6%) from the corresponding period of the prior fiscal year, due to decreased revenues of the Digital Media Services Group.

Digital Media Services Group revenues were approximately $1.3 million for the three months ended March 31, 2014, a decrease of approximately $189,000 (13.0%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting division revenues.

Webcasting division revenues decreased by approximately $221,000 (18.2%) for the three months ended March 31, 2014 as compared to the corresponding period of the prior fiscal year. We produced approximately 900 webcasts during the three months ended March 31, 2014, which was approximately 200 less than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the decreased number of events was partially offset by an increase in the average revenue per webcast event to $1,219 for the three months ended March 31, 2014, which represented an increase of $87, or 7.7%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

Audio and Web Conferencing Services Group revenues were approximately $2.9 million for the three months ended March 31, 2014, a decrease of approximately $13,000 (0.5%) from the corresponding period of the prior fiscal year. The revenues of the Infinite division of approximately $2.2 million for the three months ended March 31, 2014 represented an increase of approximately $74,000 (3.5%) as compared to the corresponding period of the prior fiscal year. This was in turn due to a 12.0% increase in the number of minutes billed which was approximately 38.1 million for the three months ended March 31, 2014, as compared to approximately 34.0 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed was partially offset by a decrease in average revenue per minute, which was approximately 6.0 cents for the three months ended March 31, 2014, as compared to approximately 6.4 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

The revenues of our OCC division, which is included in the Audio and Web Conferencing Services Group, were approximately $239,000 for the three months ended March 31, 2014, which represented a decrease of approximately $78,000 (24.5%) as compared to the corresponding period of the prior fiscal year. The total revenues from those operations included approximately $47,000 of free conferencing business revenues for the three months ended March 31, 2014, as compared to approximately $67,000 for the corresponding period of the prior fiscal year

Consolidated gross margin was approximately $3.0 million for the three months ended March 31, 2014, a decrease of approximately $65,000 (2.1%) from the corresponding period of the prior fiscal year. However, our consolidated gross margin percentage was 70.7% for the three months ended March 31, 2014, versus 68.9% for the corresponding period of the prior fiscal year. This increase in percentage was primarily due to reductions in webcasting and network usage cost of sales (proportionally greater than the reduction in revenues).

Operating Expenses

Consolidated operating expenses were approximately $3.3 million for the three months ended March 31, 2014, a decrease of approximately $1.5 million (31.9%) from the corresponding period of the prior fiscal year, primarily due to an approximately $1.1 million, or 82.1%, decrease in compensation paid with equity, as compared to the corresponding period of the prior fiscal year.

In February 2013, we (as authorized by our Board of Directors) established an Executive Incentive Plan, under which the five Executives could receive fully restricted (as defined in the Executive Incentive Plan) common shares (“Executive Incentive Shares”), issued based on the Company achieving certain financial objectives (as defined in the Executive Incentive Plan). In February 2013, the initial issuance authorized under the Executive Incentive Plan was an aggregate of 2,250,000 Executive Incentive Shares, which were issued in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives had been cancelled. These 2,250,000 Executive Incentive Shares were recorded on our financial statements based on their fair value at the time of the February 2013 authorization, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected on our financial statements as non-cash compensation expense for the three months ended March 31, 2013, which was approximately $1.1 million greater than the approximately $53,000 ($0.21 per share) related to 250,000 Executive Incentive Shares recorded during on our financial statements as non-cash compensation expense for the three months ended March 31, 2014, in connection with meeting one of the identified financial objectives related to fiscal 2014.

Other Expense

Other expense of approximately $485,000 for the three months ended March 31, 2014 represented an approximately $82,000 (20.2%) increase as compared to the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $112,000, or 34.0%, increase in interest expense for the three months ended March 31, 2014, as compared to the corresponding period of the prior fiscal year, which increase was primarily attributable to (i) approximately $125,000 for the aggregate of cash and non-cash interest expense recognized during the three months ended March 31, 2014 for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013) and for which we recognized $12,000 interest expense during the corresponding period of the prior fiscal year and (ii) approximately $30,000 for the aggregate of cash and non-cash interest expense recognized during the three months ended March 31, 2014 for Sigma Note 2 (which was funded in February 2014) and for which we recognized no interest expense during the corresponding period of the prior fiscal year.
82

Liquidity and Capital Resources

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the six months ended March 31, 2014, we had a net loss of approximately $1.4 million, although cash provided by operating activities for that period was approximately $74,000. Although we had cash of approximately $419,000 at March 31, 2014, we had a working capital deficit of approximately $6.2 million at that date.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of March 31, 2014 and as of May 23, 2014) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant, which was applicable starting in the quarter ended March 31, 2012, requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through March 31, 2014.

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

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we would receive up to $800,000 pursuant to a senior secured note (“Sigma Note 1”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Sigma remitted $600,000 (net of certain fees and expenses discussed below) to us at the Sigma Closing, and the funding of the remaining $200,000 (“Contingent Financing”) was subject to us meeting certain revenue and operating cash flow targets for either the three months ended June 30, 2013 or the six months ended September 30, 2013, as well as making all scheduled principal and interest payments on our indebtedness to Sigma and our other lenders.

On June 14, 2013, Sigma Note 1 was amended to provide that we would receive immediate additional funding of $345,000, which would be in lieu of the $200,000 Contingent Financing. Furthermore, this $345,000 would be subject to the same terms as the Contingent Financing, in that it would be repayable as a balloon payment due on December 18, 2014 and prior to repayment, along with the previous balloon payment of $50,000 for a total balloon payment of $395,000, would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under Sigma Note 1 was $945,000. Interest, computed at 17% per annum on the outstanding principal balance, was payable in monthly installments commencing April 30, 2013 and principal was payable in monthly installments commencing June 30, 2013. The required payments were made through November 30, 2013.

On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1. As of February 28, 2014, the outstanding principal balance under Sigma Note 1 was approximately $895,000 (including accrued interest made a part of that balance) and all other terms of the Sigma Note remain in effect. Interest at 17% per annum will continue to accrue on the outstanding principal balance (including the portion representing these eliminated principal and interest payments), compounding monthly and added to the respective note principal amount until paid. After giving effect to the February 28, 2014 modification, the payments due under Sigma Note 1 are as follows:

October 31, 2014	$50,000 principal plus $13,991 interest
November 30, 2014	$50,000 principal plus $13,282 interest
December 18, 2014	$887,599 principal (including previously accrued interest made part of principal) plus $7,441 interest

Sigma Note 1 may be prepaid by us at any time, provided, however, that if Sigma Note 1 is prepaid during the twelve months immediately following the Sigma Closing, we shall pay an additional 90 days of interest on the then outstanding principal as of such prepayment date. If following the Sigma Closing we receive proceeds from the sale of a business unit and/or in connection with the issuance of additional equity, debt or convertible debt capital in the amounts listed in the table below, calculated on an aggregate basis subsequent to the Sigma Closing (“Aggregate Capital Raise”), we are required to immediately repay to Sigma the indicated amount (“Early Repayment Amount”), applied first toward repayment of interest and then toward principal.

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

Including the value of the common stock issued plus the amount of cash paid for related financing fees and expenses results in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $113,269, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When combined with the amortization of the remaining unamortized discount arising from the initial March 2013 financing and the June 2013 amendment, the resulting effective interest rate as of February 28, 2014 is approximately 64% per annum, which would increase in the event an Early Repayment Amount was required, as discussed above.

For so long as Sigma Note 1 is outstanding, if at any time after the Sigma Closing we issue additional shares of common stock (other than as a result of common stock equivalents already issued prior to the Issuance Date) or common stock equivalents in an amount which exceeds, in the aggregate, 25% of our fully diluted shares (as defined) as of the Sigma Closing, whether through one or multiple issuances, then provided the proceeds of such issuance are not being used to pay all outstanding amounts owed under Sigma Note 1, we shall issue to Sigma and Sigma Capital, respectively, such number of shares of common stock as is necessary for Sigma and Sigma Capital to maintain the same beneficial ownership percentage of our capital stock, on a fully diluted basis, after the additional shares issuance as they had immediately before the additional shares issuance.  If, at the time of any additional share issuance, Sigma has not converted all or a portion of the amount of Sigma Note 1 eligible for conversion to common shares, we shall reserve for future issuance to Sigma upon any subsequent conversion, and shall issue to Sigma upon any subsequent conversion, such number of shares of common stock as to which Sigma would have been entitled hereunder had Sigma converted the unconverted amount immediately prior to the additional shares issuance. Notwithstanding the above, this provision shall only apply to beneficial ownership resulting from transactions related to Sigma Note 1 or the March 18, 2013 Advisory Services Agreement and shall not apply to our issuance of common stock or common stock equivalents in connection with our acquisition of another entity or the material portion of the assets of another entity, which transaction results in operating cash flow in excess of any related debt service.

We completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), is due on October 31, 2014. Sigma shall have the right to convert Sigma Note 2 (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $1.00 per share.

In connection with Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $167,857 advisory fee in connection with a February 28, 2014 Advisory Services Agreement, of which $107,857 was withheld from the gross proceeds of the New Sigma Note at the time of the February 28, 2014 funding to us and the $60,000 balance is payable in installments of $15,000 per month commencing April 1, 2014. This fee will be due regardless of the early repayment of the Sigma Note 2. The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $113,269 discount against Sigma Note 1 and a $180,942 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 70% per annum. This effective rate would increase in the event an early repayment was required, as discussed above.

In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we have not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we will be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Even if such a definitive agreement is signed and as a result we are not required to issue those additional shares or pay those additional fees, but we have any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of October 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000 and if there are any remaining obligations to Sigma (other than the Sigma Put Right discussed below) as of November 15, 2014, we must then issue Sigma and Sigma Capital, in aggregate, another 150,000 restricted common shares plus pay Sigma Capital an additional cash fee of $50,000.

Per the terms of the Sigma Note 2 financing, Sigma and Sigma Capital have the joint right as of December 18, 2014 and for one year thereafter, to require us to purchase up to 1 million of our common shares held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right is collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. We issued Sigma and Sigma Capital an aggregate of 500,000 ONSM common shares on February 28, 2014, which resulted in total holdings by them at that date of 950,000 ONSM common shares, which they still held as of March 31, 2014. Accordingly, our financial statements reflect an approximately $180,000 liability as of March 31, 2014, representing the present value of our potential $237,500 liability for the repurchase of those 950,000 common shares.

At any time prior to December 18, 2014, and extending for a period of one year thereafter, we have the right to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share. Commencing June 30, 2014, we may not exercise this call option while we are in possession of any material nonpublic information regarding any agreement (other than terminated or expired agreements) for a transaction calling for receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units.

Upon our receipt of funds in excess of $2.0 million as a result of the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to Sigma Note 1 and/or Sigma Note 2 will be due.

The terms of the Sigma Note 2 required that we use at least $107,000 of the related proceeds to pay principal on our outstanding note (the “Rockridge Note”) due to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our largest shareholders,.  Accordingly, on February 28, 2014 we made a principal payment of $119,615 (plus accrued interest), in exchange for Rockridge’s agreement that we would only be obligated to pay interest on a monthly basis until our repayment of the remaining outstanding principal of $400,000 on October 14, 2014. We also agreed to pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

In connection with the issuance of Sigma Note 2, an agreement was executed between Sigma and Rockridge, which included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 14, 2014, and always in case of a default on Sigma Note 1, Sigma Note 2 or the Rockridge Note. Such repayment amount would be added to the principal of Sigma Note 1, would accrue interest at 17% per annum and such amount plus accrued interest would be payable by us on December 18, 2014. In the event of such repayment by Sigma, Sigma would receive fees in cash and shares calculated on a pro-rata basis comparable to the terms of Sigma Note 2, based on the amount repaid to Rockridge and the amount of time the repaid debt would be unpaid by us after such repayment. For example, if $400,000 were repaid to Rockridge by Sigma on October 14, 2014, we would owe Sigma a fee of approximately $30,000 cash plus approximately 106,000 common shares.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). The $67,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2014. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

Including the fair market value of the Shares at the time they were recorded on our books, plus legal fees paid by us, the effective interest rate of the Rockridge Note was approximately 44.3% per annum, until a September 2009 amendment, when it was reduced to approximately 28.0% per annum, a December 2012 amendment, when it was increased to approximately 29.1% per annum, and the accrual of the Shortfall Payment, which increased it to approximately 31.1% per annum. Effective February 28, 2014, as a result of the inclusion of the remaining unamortized discount in a debt extinguishment loss, the effective rate was reduced to approximately 12% per annum. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to the variance between the conversion price versus market prices that might be applicable if any portion of the principal is satisfied with common shares issued upon conversion instead of cash.

As of March 31, 2014, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. The $23,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2014. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

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
88

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have no liability under the above arrangement and therefore we have recorded no accrual related to this matter as of that date. However, as of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $73,500 present value of this obligation as a liability on our financial statements as of that date. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

As of March 31, 2014, we were obligated for $250,000 under unsecured subordinated notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates ranging from 12% to 20% per annum and, after allowing for modifications made in January 2014 to the terms of certain of these notes, are due in October 2014. Including the value of common shares issued to the various lenders in connection with these notes results in effective interest rates ranging from approximately 21% to 71% per annum.

As of March 31, 2014, we were obligated for $625,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. Effective April 1, 2014 one of these notes held by Fuse was amended to provide that the $200,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse.  Effective April 1, 2014 one of these notes held by another of the investors was amended to provide that the $50,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 5,000 common shares, having a fair market value of approximately $1,100, to the other investor.

One of the above notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. Including the value of common shares issued to the various lenders in connection with these notes results in effective interest rates ranging from approximately 26% to 43% per annum, except that the effective interest rate of the note held by Fuse is 12% per annum,after the write-off of a portion of the value of these common shares as a debt extinguishment loss, arising from the March 2013 modification of the note held by Fuse to add the conversion feature.

In connection with the initial issuance of the above notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. If the fair market value of the stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued common stock from the investor at $0.40 per share. This only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $58,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2014. If the closing ONSM share price of $0.23 per share as of May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the initial issuance of the above notes, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued stock from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $23,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2014. If the closing ONSM share price of $0.23 per share as of May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

On March 31, 2014 we were obligated for $163,097 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of March 31, 2014 and as interest expense for the six months then ended (zero for the three months then ended).

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of March 31, 2014 as a result of the accretion of approximately $8,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

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

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.21 per share as of March 31, 2014, the gross proceeds would be approximately $92,000 and the shortfall would be approximately $83,000. Therefore, we increased the $43,750 liability initially recorded by us by recognizing approximately $22,000 of interest expense for the six months ended March 31, 2014 (zero for the three months then ended) which resulted in an approximately $66,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, the gross proceeds would be approximately $101,000 and the shortfall would be approximately $74,000.

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and will be managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through March 31, 2014. The remaining portion of the purchase price, approximately $705,000, represents the present value of management’s estimate as of the date of that purchase of additional payments considered probable with respect to the following remaining obligations incurred in connection with the Intella2 purchase:

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

The unpaid portion of the purchase price is reflected on our March 31, 2014 balance sheet as an accrued liability of $769,079 with a current portion of $621,396 and a non-current portion of $147,683. These amounts represent the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 ($37,000 for the six months ended March 31, 2013) and accretion of approximately $40,000 reflected as interest expense on our statement of operations for the six months ended March 31, 2014 and less approximately $50,000 of payments made to Intella2 after closing through March 31, 2014, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of March 31, 2014 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through March 31, 2014, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, would be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows would also be recognized in our results of operations.

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our March 31, 2014 and September 30, 2013 balance sheets, respectively.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of May 23, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of May 23, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives in connection with the acquisition of Acquired Onstream, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).

As of May 23, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $136,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2014. If the closing ONSM share price of $0.23 per share on May 23, 2014 was used as a basis of calculation, our obligation for this shortfall payment would be $102,000, or the equivalent in common shares.

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

Accomplishment of the objectives for fiscal 2014 and fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. With respect to fiscal 2014, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and second fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $52,500 for the six and three months ended March 31, 2014, based on their fair value of $0.21 per share as of May 20, 2014, the date it was conclusively determined that the objective had been met and the shares had been earned. As of March 31, 2014 the potential issuance of the shares related to the other 2014 objectives has not been reflected on our financial statements, since based on the fiscal year 2014 financial results to date the issuance of these shares is not considered probable.

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

As of March 31, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $61,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.8 million through March 31, 2019, of which approximately $651,000 relates to the year ending March 31, 2015.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $500,000, approximately $230,000 of that commitment arising from agreements expiring through March 2015 and the balance of such commitment arising from agreements expiring at various times after March 2015 through August 2017.

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

During the period from June 2013 through January 2014 (i) we made certain headcount reductions representing approximately $962,000 in annualized savings, which we expect will reduce our compensation and professional fee expenditures by approximately $354,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year and (ii) we also renegotiated various supplier contracts representing approximately $331,000 in annualized savings, which we expect will cumulatively reduce our cost of sales and other general and administrative expenditures by approximately $81,000 in aggregate for the remaining six months of fiscal 2014 as compared to the corresponding period of the prior fiscal year.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $140.1 million as of March 31, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the year ended September 30, 2013, as well as during the six months ended March 31, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period. Because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, as well as recognition of Intella2 revenues for twelve months in fiscal 2014 as compared to the ten months we recognized in fiscal 2013, we expect our consolidated fiscal 2014 revenues to exceed our consolidated fiscal 2013 revenues. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through March 31, 2015. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Line or the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

The resolution of debt and other obligations becoming due within the twelve months ended March 31, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October through December 2014, represents a future unknown contingency.

Our cash balance increased by approximately $162,000 during the six months ended March 31, 2014. This was the result of approximately $399,000 provided by financing activities and approximately $74,000 provided by operating activities, partially offset by approximately $311,000 used in investing activities.

Cash provided by operating activities of approximately $74,000 for the six months ended March 31, 2014, represents an approximately $75,000 increase in cash provided as compared to approximately $1,000 cash used in operating activities for the corresponding period of the prior fiscal year. The approximately $74,000 cash provided by operating activities for the six months ended March 31, 2014 reflects our net loss of approximately $1.4 million, reduced by approximately $1.4 million of non-cash expenses included in that loss and an approximately $39,000 net decrease in non-cash working capital items during the period. The primary non-cash expenses included in our loss for the six months ended March 31, 2014 were approximately $435,000 of depreciation and amortization, approximately $391,000 of amortization of discount on notes payable and convertible debentures and approximately $303,000 of compensation expenses paid with common shares and other equity. The approximately $39,000 net decrease in non-cash working capital items for the six months ended March 31, 2014 is primarily due to an approximately $283,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $94,000 increase in accounts receivable and an approximately $86,000 increase in prepaid expenses. The approximately $39,000 net decrease in non-cash working capital items was approximately $186,000 less than the net decrease in non-cash working capital items of approximately $225,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $311,000 for the six months ended March 31, 2014 as compared to approximately $1.2 million cash used in investing activities for the corresponding period of the prior fiscal year. Current period investing activities related to the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related primarily to the November 30, 2012 Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $399,000 for the six months ended March 31, 2014 as compared to approximately $1.1 million cash provided by financing activities for the corresponding period of the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the six months ended March 31, 2013, excluding accounts receivable based borrowing and repayment activity under the Line, was associated specifically or generally with the November 30, 2012 Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $9.0 million at March 31, 2014, representing approximately 64% of our total assets and approximately 209% of the book value of shareholder equity. In addition, property and equipment as of March 31, 2014 includes approximately $1.4 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 10% of our total assets and approximately 32% of the book value of shareholder equity.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we will review certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, we have concluded that no triggering event has occurred through March 31, 2014. Although the closing ONSM share price declined from $0.27 per share at September 30, 2013 to $0.21 per share as of March 31, 2014, the comparison of our book value to our market capitalization as of March 31, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares and the Executive Shares and (ii) an appropriate control premium, supported our conclusion that there were no conditions with respect to our market capitalization as of March 31, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The closing ONSM share price was $0.23 per share on May 23, 2014.

EDNet’s operations are heavily dependent on the use of ISDN phone lines (“ISDN”), which are only available from a limited number of suppliers. The two telecommunication companies which are the primar suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

Contingent Purchase Price:

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we have paid approximately $713,000 in cash to Intella2 through March 31, 2014. The remaining portion of the purchase price, approximately $705,000, plus approximately $114,000 accretion less approximately $50,000 of additional payments made to intella2 after closing and considered to be payment of the accretion, for a total liability of approximately $769,000, is the present value of management’s estimate of total additional payments considered probable with respect to the remaining obligations incurred in connection with the Intella2 purchase.  These payment obligations are based on eligible revenues (which exclude free conferencing business revenues and non-recurring revenues) for the twelve months ending November 30, 2013 as well as a percentage (between 50 and 70%) of the free conferencing business revenues, net of applicable expenses, from December 1, 2012 through November 30, 2017. The total purchase price and the liability for the unpaid portion of that purchase price recorded by us as of March 31, 2014 depends significantly on projections and estimates. Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to these amounts, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. Regardless of this, a contingent consideration liability shall be remeasured to fair value at each reporting date until the contingency is resolved. Based on our evaluations through March 31, 2014, we have determined that the purchase price originally recorded by us, as well as the corresponding liability for the unpaid portion of that purchase price, is not materially different from its fair value and accordingly, we have recorded no purchase price adjustments to date. Changes resulting from facts and circumstances arising after the acquisition date, such as meeting a revenue target, shall be recognized in our results of operations. Changes resulting from a change in the discount rates applied to estimates of future cash flows shall also be recognized in our results of operations.

ITEM 4T.              CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

                Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

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

                Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2014  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleges breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and seeks money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. In a January 9, 2014 court filing, Intella2 and Mr. Cohen stated that approximately $400,000 is now due and owing to them, although they also state that due to alleged lack of information they are unable to completely compute total damages. In a January 10, 2014 court filing, we stated that we have suffered at least $550,000 in known damages to date as a result of the conduct of Intella2 and Mr. Cohen as alleged in the counterclaims filed by us, although such damages are ongoing and subject to change based upon discovery. The court has entered an order requiring that the parties participate in mediation, with a deadline of July 11, 2014. A date for such mediation has not yet been set. We believe that the ultimate resolution of this litigation will not have a material impact on our financial position or results of operations and that any amounts ultimately payable by us will not be materially greater than the liabilities already accrued on our March 31, 2014 and September 30, 2013 balance sheets, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During April 2014 we issued 25,000 unregistered common shares for investor relation consulting services valued at approximately $5,000, which were recognized as professional fees expense over a service period of three months.

During May 2014 we issued 4,000 unregistered common shares as fees in consideration of modification of the repayment terms of a note payable, such shares valued at approximately $800, which will be recognized as interest expense over the remaining term of the debt, approximately seven months.

All of the above securities were offered and sold without such offers and sales being registered under the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, the "Securities Act"), in reliance on exemptions therefrom as provided by Section 4(a)(2) and Regulation D of the Securities Act of 1933, for securities issued in private transactions. The recipients were either accredited or otherwise sophisticated investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

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

Date: June 4, 2014

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer

