Form 10-Q
period 2014-06-30
Onstream Media CORP
filed 2014-08-19
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 8, 2014 the registrant had issued and outstanding 21,869,580 shares of common stock.

1

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2014, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2014	September 30, 2013

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$599,837	$257,018
Accounts receivable, net of allowance for doubtful accounts of $202,445 and $234,879, respectively	2,288,143	2,175,505
Prepaid expenses	191,969	142,307
Inventories and other current assets	131,128	140,585
Total current assets	3,211,077	2,715,415
Property and Equipment, net	1,908,266	2,047,633
Intangible Assets, net	572,162	669,543
Goodwill, net	8,358,604	8,358,604
Other Non-Current Assets	165,960	136,215
Total assets	$14,216,069	$13,927,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,961,358	$1,927,430
Accrued liabilities	1,781,935	1,527,435
Amounts due to directors and officers	744,130	409,410
Deferred revenue	114,873	152,696
Notes and leases payable – current portion, net of discount	3,376,127	2,198,858
Convertible debentures – current portion, net of discount	1,457,891	587,198
Total current liabilities	9,436,314	6,803,027
Accrued liabilities – non-current portion	-	354,813
Notes and leases payable, net of current portion and discount	13,142	759,932
Convertible debentures, net of current portion and discount	-	548,796
Total liabilities	9,449,456	8,466,568
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 21,634,580 and 19,345,744 issued and outstanding, respectively	2,162	1,933
Common stock committed for issue – 2,541,667 and 2,291,667 shares, respectively	254	229
Additional paid-in capital	144,952,818	144,385,772
Obligation to repurchase common shares	(420,233)	(164,000)
Accumulated deficit	(139,768,388)	(138,763,092)
Total stockholders’ equity	4,766,613	5,460,842
Total liabilities and stockholders’ equity	$14,216,069	$13,927,410

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,

	2014	2013	2014	2013
REVENUE:
Audio and web conferencing	$7,143,122	$6,849,678	$2,439,117	$2,369,937
Webcasting	3,484,966	3,863,667	1,316,931	1,268,936
Network usage	1,438,937	1,529,051	455,380	521,086
DMSP and hosting	706,131	718,607	235,931	242,069
Other	120,804	184,438	37,971	68,374
Total revenue	12,893,960	13,145,441	4,485,330	4,470,402

COSTS OF REVENUE:
Audio and web conferencing	1,948,290	1,913,242	644,756	660,557
Webcasting	910,318	1,074,188	310,497	319,894
Network usage	623,698	744,031	197,033	220,968
DMSP and hosting	122,732	103,071	47,056	34,185
Other	22,822	49,665	4,272	12,878
Total costs of revenue	3,627,860	3,884,197	1,203,614	1,248,482

GROSS MARGIN	9,266,100	9,261,244	3,281,716	3,221,920

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	5,505,988	6,030,654	1,786,479	2,074,773
Compensation paid with common shares and other equity	417,351	1,551,138	113,950	133,569
Professional fees	1,032,490	1,054,628	327,087	260,529
Other	1,743,283	1,899,478	587,450	629,800
Depreciation and amortization	662,667	1,008,193	227,456	303,512
Total operating expenses	9,361,779	11,544,091	3,042,422	3,402,183

(Loss) income from operations	(95,679)	(2,282,847)	239,294	(180,263)

OTHER (EXPENSE) INCOME, NET:
Interest expense	(1,531,057)	(975,796)	(630,120)	(340,197)
Debt extinguishment loss	(132,427)	(143,251)	-	-
Gain from litigation settlement	741,554	-	741,554	-
Other income (expense), net	12,313	(2,938)	9,394	217
Total other (expense) income, net	(909,617)	(1,121,985)	120,828	(339,980)

Net (loss) income	$(1,005,296)	$(3,404,832)	$360,122	$(520,243)

Net (loss) income per share - basic	$(0.04)	$(0.20)	$0.02	$(0.03)
Net income per share – fully diluted			$0.02

Weighted average shares of common stock outstanding – basic	22,763,248	17,448,815	23,590,587	20,704,496
Weighted average shares of common stock outstanding – fully diluted			23,590,587

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2014
(unaudited)

	Common Stock		Common Stock Committed for Issue		Additional Paid-In Capital	Obligation to Repurchase Common Shares	Accumulated Deficit
	Shares	Par	Shares	Par				Total

Balance, September 30, 2013	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842
Issuance of common shares for employee services	250,000	25	250,000	25	97,450	-	-	97,500
Issuance of common shares for consultant services	491,502	49	-	-	96,921	-	-	96,970
Issuance of common shares for interest, financing fees and finders fees	1,547,334	155	-	-	372,675	-	-	372,830
Obligation to repurchase common shares	-	-	-	-	-	(256,233)	-	(256,233)
Net loss	-	-	-	-	-	-	(1,005,296)	(1,005,296)
Balance, June 30, 2014	21,634,580	$2,162	2,541,667	$254	$144,952,818	$(420,233)	$(139,768,388)	$4,766,613

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,

	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,005,296)	$(3,404,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		662,667	1,008,193
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances		128,860	190,042
Compensation expenses paid with common shares and other equity		417,351	1,551,138
Amortization of discount on convertible debentures		338,516	95,153
Amortization of discount on notes payable		384,256	216,719
Debt extinguishment loss		132,427	143,251
Gain on litigation settlement		(741,554)	-
Gain from adjustment of derivative liability to fair value		-	(27,480)
Bad debt expense and other		58,740	111,500
Net cash provided by (used in) operating activities, before changes in current assets and liabilities other than cash		375,967	(116,316)
Changes in current assets and liabilities other than cash:
(Increase) decrease in accounts receivable		(171,380)	142,860
(Increase) in prepaid expenses		(81,305)	(107,876)
(Increase) decrease in inventories and other current assets		1,964	9,839
Increase in accounts payable, accrued liabilities and amounts due to directors and officers		411,306	433,498
(Decrease) in deferred revenue		(37,824)	21,250
Net cash provided by operating activities		498,728	383,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(425,918)	(727,945)
Intella2 acquisition (see note 2)		-	(657,324)
Net cash (used in) investing activities		(425,918)	(1,385,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses		1,545,071	2,361,222
Proceeds from convertible debentures, net of expenses		459,604	695,000
Repayment of notes and leases payable		(1,482,611)	(1,561,300)
Repayment of convertible debentures		(252,055)	(480,237)
Net cash provided by financing activities		270,009	1,014,685

NET INCREASE IN CASH AND CASH EQUIVALENTS		342,819	12,671
CASH AND CASH EQUIVALENTS, beginning of period		257,018	359,795
CASH AND CASH EQUIVALENTS, end of period		$599,837	$372,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest		$808,286	$663,924

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for consultant services		$96,970	$178,302
Issuance of common shares for interest and financing fees		$372,830	$727,700
Issuance of shares and options for employee services		$97,500	$1,885,075
Issuance of right to obtain common shares for financing fees		$-	$78,750
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter		$-	$107,442
Declaration of dividends payable on A-13 preferred shares		$-	$3,500
Issuance of common shares for dividends payable on A-13 preferred shares		$-	$2,713
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares		$-	$14,787
Issuance of common shares upon conversion of debt		$-	$175,000
Issuance of common shares upon conversion of Series A-13 preferred		$-	$175,000
Issuance of common shares upon conversion of Series A-14 preferred		$-	$200,000
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred		$-	$53,894
Initial estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)		$-	$704,452
Agreement to repurchase common shares		$256,233	$84,000
Satisfaction of short-term obligations with note payable issuances		$-	$418,233
Issuance of note for equipment purchase	$		$43,953

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $139.8 million as of June 30, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the nine months ended June 30, 2014, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $499,000. Although we had cash of approximately $600,000 at June 30, 2014, we had a working capital deficit of approximately $6.2 million at that date.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.1 million in annualized savings, which we expect will reduce our compensation expenditures by approximately $199,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2014, we also renegotiated a supplier contract representing approximately $252,000 in annualized savings, which we expect will cumulatively reduce our cost of sales by approximately $63,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our cost of sales by approximately $168,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period.

During the nine months ended June 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. However, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, we expect to achieve revenue growth in the fourth quarter of fiscal 2014 as well as fiscal 2015, as compared to corresponding prior year periods. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through June 30, 2015. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The resolution of debt and other obligations becoming due within the twelve months ended June 30, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October through December 2014, represents a future unknown contingency. These include Sigma Note 1, which is repayable with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on December 18, 2014, such payments aggregating $1,022,314 and Sigma Note 2, for which a single $559,447 principal and interest payment is due on October 31, 2014. See note 4 for further details of these and other obligations payable during that period.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under the Line, as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of transactions engaged in by us that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs currently used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 10% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 6% and 21% per annum.

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of June 30, 2014, March 31, 2014, September 30, 2013, June 30, 2013, March 31, 2013 or September 30, 2012 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for the nine and three months ended June 30, 2014 and 2013.

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

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

JUNE 30, 2014

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

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2014 and September 30, 2013 was immaterial in relation to our recorded liabilities at those dates.

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

JUNE 30, 2014

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

We have approximately $86 million in Federal net operating loss carryforwards (NOLs) as of June 30, 2014, which (i) expire in fiscal years 2018 through 2033, (ii) include approximately $20 million acquired in connection with 2001 and 2002 acquisitions and (iii) may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.3 million as of June 30, 2014 and approximately $32.2 million as of September 30, 2013, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly.

As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the nine months ended June 30, 2014 and the nine and three months ended June 30, 2013.  Furthermore, although our statement of operations reflected net income for the three months ended June 30, 2014, we expect that our statement of operations for fiscal 2014 will reflect a net loss, and therefore no income tax expense was recorded in our consolidated statement of operations for the three months ended June 30, 2014.

The primary differences between the net loss or income for book and the net loss or income for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of certain acquired intangible assets, expenses for stock options issued in payment for consultant and employee services but not exercised by the recipients, expenses related to shares issued or committed to be issued in payment for consultant and employee services, until such shares are issued and eligible for resale by the recipient, and interest accretion expense when related to liabilities for capital transactions such as share repurchases and asset purchases.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of June 30, 2014 and September 30, 2013 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the nine and three months ended June 30, 2014 and 2013. The tax years ending September 30, 2008 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss) Income per Share

For the nine and three months ended June 30, 2014 and 2013, basic net loss or income per share is based on the net loss or income divided by the basic weighted average number of shares of common stock outstanding, including the impact of 2,541,667 shares of common stock committed to be issued for compensation to certain Executives and for a loan origination fee, but not yet issued, as of June 30, 2014 and as of June 30, 2013 – see notes 4 and 5.

Since our statement of operations for the nine months ended June 30, 2014 and for the nine and three months ended June 30, 2013 reflects a net loss, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. Since our statement of operations for the three months ended June 30, 2014 reflects net income, we are required to calculate and present fully diluted net income per share for that period. However, all common stock equivalents were also excluded from the calculation of weighted average shares outstanding on a fully diluted basis for that period, since the options and warrants outstanding during that period had per share exercise prices in excess of the range of the market price of an ONSM common share during that period and the impact of assumed conversions of each of the convertible securities outstanding during that period was also determined to be anti-dilutive.

The total outstanding options and warrants thus excluded from the calculation of weighted average shares outstanding represented underlying common shares of 1,174,532 and 1,397,667 at June 30, 2014 and 2013, respectively.

The convertible securities outstanding at June 30, 2014 but excluded from the calculation of weighted average shares outstanding for the nine and three months ended June 30, 2014 are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could potentially convert into up to 395,000 shares of our common stock, (ii) the $528,941 outstanding balance of Sigma Note 2, which could potentially convert into up to 528,941 shares of our common stock, (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

In addition, the convertible securities outstanding at June 30, 2013 but excluded from the calculation of weighted average shares outstanding for the nine and three months ended June 30, 2013 are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could potentially convert into up to 395,000 shares of our common stock, (ii) the $572,879 outstanding balance of the Rockridge Note, which could have potentially converted into up to 238,700 shares of our common stock, (iii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.2 million and $818,000 as of June 30, 2014 and September 30, 2013, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2014 and 2013 includes compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the nine months ended June 30, 2014 or 2013.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the nine months ended June 30, 2014 or 2013.

See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $477,000 and $539,000 for the nine months ended June 30, 2014 and 2013, respectively, and approximately $161,000 and $199,000 for the three months ended June 30, 2014 and 2013, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss or income equals comprehensive loss or income for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2013. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2014, the results of our operations for the nine and three months ended June 30, 2014 and 2013 and our cash flows for the nine months ended June 30, 2014 and 2013. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In June 2014, the FASB issued ASU 2014-12 (Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period), which requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Intella2	411,656	-	411,656	411,656	-	411,656
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2013):

Intella2 - customer lists, trade names, URLs and non-compete	759,848	(187,686)	572,162	759,848	(90,305)	669,543
Total intangible assets	759,848	(187,686)	572,162	759,848	(90,305)	669,543

Total goodwill and other acquisition-related intangible assets	$9,118,452	$(187,686)	$8,930,766	$9,118,452	$(90,305)	$9,028,147

Intella2 – November 30, 2012

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and are being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The total purchase price of the Intella2 assets and operations was approximately $1.4 million, of which we paid approximately $713,000 in cash to Intella2 through June 30, 2014. Prior to the litigation settlement discussed below, additional purchase price payments would be based on the following remaining obligations incurred in connection with the Intella2 purchase:

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

(i)                  Additional payment equal to the excess of eligible revenues for the twelve months ending November 30, 2013 over $713,000, provided that such additional payment would be no less than $187,000 and no more than $384,000.

(ii)                Additional payment equal to fifty percent (50%) of the excess of eligible revenues for the twelve months ending November 30, 2013 over $1,098,000, provided that such additional payment would be no more than $300,000. Eligible revenues for purposes of items (i) and (ii) exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement dated November 30, 2012.

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

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleged breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and sought money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also agreed to pay him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also agreed to transfer certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $20,000, to Mr. Cohen. Free conferencing revenues were $153,000 and $44,000 for the nine and three months ended June 30, 2014, respectively. No further purchase price or other amounts will be payable by us under the agreements entered into at the time of the November 30, 2012 acquisition, including the Asset Purchase Agreement, the Total Free Conferencing Business Revenue Share Agreement and the Master Agent and Non-Compete Agreement. Per the settlement agreement, Mr. Cohen’s non-compete agreement was cancelled and replaced by mutual agreements as to non-disparagement and non-solicitation.

Prior to adjustment for the litigation settlement, the unpaid portion of the purchase price reflected as an accrued liability on our financial statements through June 30, 2014 was approximately $782,000. This represented the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 and accretion of approximately $53,000 reflected as interest expense on our statement of operations for the nine months ended June 30, 2014 and less approximately $50,000 of payments made to Intella2 after closing through June 30, 2014, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Authoritative accounting guidance allows one year from the acquisition date to make adjustments to the purchase price, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date. However, changes resulting from facts and circumstances arising after the acquisition date, or after the one year timeframe, are recognized in operating results. Based on the litigation settlement, which was reached more than one year after the acquisition date and was based on facts and circumstances arising after the acquisition date, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to an estimated liability of $40,000, classified as current, which resulted in our recognition of other income of approximately $742,000 for the nine and three months ended June 30, 2014.

ASC 350-20-40 (“Derecognition”) requires that when a portion of a reporting unit that constitutes a business is disposed of, the goodwill associated with that business is included in the carrying amount of the business in determining the disposal gain or loss. Allocating a portion of the audio and web conferencing reporting unit goodwill to the free conferencing business requires the determination of the proceeds received for that free conferencing business and what percentage that represents of the audio and web conferencing reporting unit goodwill. In addition to the value of the transferred free conferencing business, the litigation settlement also contemplated the amounts claimed by us as due from Intella2 for damages and Intella2’s claims for amounts earned and payable under the acquisition documents. Since the litigation settlement did not assign specific values to these three items, we allocated the approximately $742,000 litigation settlement gain between those three items based on the gross amounts of the claims made by us and Intella2, as well as the value of the transfer of the free conferencing business, which was based on our current discounted cash flow analysis. We concluded that the portion of the audio and web conferencing reporting unit goodwill allocable to the free conferencing business was immaterial and no adjustment of that goodwill was required.

The fair value of certain intangible assets (customer lists, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired as part of the Intella2 acquisition was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years. The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2013, with no write-downs required to date. However, since the litigation settlement discussed above resulted in the discontinuance of a significant portion of the business acquired by us from Intella2, we considered that to be a “triggering event” that would require us to make an interim review of the carrying value of the Intella2 goodwill as of June 30, 2014, as discussed in “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. This adjustment was reflected in our results of operations for the year ended September 30, 2013 (zero for the nine and three months ended June 30, 2013) as a charge for impairment of goodwill.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. We confirmed our intent to attend, and make an oral presentation at, that hearing by our response filed with the USPTO on July 25, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and we filed the related appeal brief on June 9, 2014.

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

JUNE 30, 2014

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

JUNE 30, 2014

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

JUNE 30, 2014

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

JUNE 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Since the July 2014 litigation settlement discussed above resulted in the discontinuance of a significant portion of the business acquired by us from Intella2, we considered that to be a “triggering event” that would require us to make an interim review of the carrying value of the goodwill of the audio and web conferencing reporting unit (which includes the Intella2 goodwill) as of June 30, 2014. Accordingly, we updated five-year projections that were used in the DCF analysis prepared for the review of the goodwill of the audio and web conferencing reporting unit as of September 30, 2013, taking into account the impact of the litigation settlement as well as other changes since those projections were initially prepared. Based on our determination that the updated projections resulted in anticipated cash flow materially equal to or greater than the initial projections, we concluded that no further evaluation or adjustment with respect to the carrying value of the goodwill of the audio and web conferencing reporting unit was necessary as of June 30, 2014.

Although the closing ONSM share price declined from $0.27 per share at September 30, 2013 to $0.20 per share as of June 30, 2014, the comparison of our book value to our market capitalization as of June 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium, supported our conclusion that there were no conditions with respect to our market capitalization as of June 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The closing ONSM share price was $0.18 per share on August 8, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2014			September 30, 2013
	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Historical Cost	Accumulated Depreciation and Amortization	Net Book Value	Useful Lives (Yrs)

Equipment and software	$11,080,346	$(10,617,054)	$463,292	$11,030,480	$(10,414,992)	$615,488	1-5
DMSP	6,189,042	(5,640,359)	548,683	6,033,167	(5,503,423)	529,744	5
Other capitalized internal use software	2,225,497	(1,378,848)	846,649	2,009,397	(1,175,176)	834,221	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	610,856	(561,214)	49,642	609,423	(541,243)	68,180	2-7
Totals	$21,473,853	$(19,565,587)	$1,908,266	$21,050,579	$(19,002,946)	$2,047,633

Depreciation and amortization expense for property and equipment was approximately $565,000 and $663,000 for the nine months ended June 30, 2014 and 2013, respectively, and $182,000 and $239,000 for the three months ended June 30, 2014 and 2013, respectively.

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. A partially completed version of this platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. Subsequently, we continued to develop the DMSP, making payments under the SAIC contract and to other vendors, as well as to our own development staff as discussed below, which were recorded as an increase in the DMSP’s carrying cost. A limited version of the DMSP was first placed in service in November 2005. “Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. In connection with our purchase of Auction Video in March 2007 (see note 2), $600,000 of the purchase price was attributed to a video ingestion and flash transcoder and added to the DMSP’s carrying cost.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of June 30, 2014 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of June 30, 2014, approximately $1.2 million of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for a subsequent release in April/May 2010, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a subsequent release in January 2014 and approximately $125,000 for a subsequent release in May 2014. The balance of these costs not in service relate primarily to new features of the DMSP under development.

As of June 30, 2014 we have capitalized as part of other internal use software approximately $1.6 million of employee compensation and other costs for the development of webcasting applications. As of June 30, 2014, approximately $1.3 million of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 and $221,000 placed in service in October 2013 and July 2014, respectively, for enhancements to that new release. The remaining costs, not placed in service, relate primarily to new features of the webcasting platform under development.

All capitalized development costs placed in service are being depreciated over five years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	June 30, 2014	September 30, 2013
Sigma Note 1 (excluding portion in notes payable)	$395,000	$395,000
Sigma Note 2	528,941	-
Sigma Notes (excluding portion in notes payable)	923,941	395,000
Rockridge Note	400,000	590,381
Fuse Note	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	1,723,941	1,385,381
Less: discount on convertible debentures	(266,050)	(249,387)
Convertible debentures, net of discount	1,457,891	1,135,994
Less: current portion, net of discount	(1,457,891)	(587,198)
Convertible debentures, net of current portion and discount	$-	$548,796

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

JUNE 30, 2014

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

JUNE 30, 2014

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

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, in connection with the initial March 2013 financing and the June 2013 amendment, was reflected as a $511,188 discount against Sigma Note 1 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum through February 28, 2014 (which was 60% per annum for the period prior to the June 2013 amendment). Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When combined with the amortization of the remaining unamortized discount arising from the initial March 2013 financing and the June 2013 amendment, the resulting effective interest rate as of February 28, 2014 is approximately 66% per annum, which would increase in the event an Early Repayment Amount was required, as discussed above.

 The aggregate unamortized portion of the debt discount recorded against Sigma Note 1 was $191,587 and $348,823 (including $103,386 and $196,068 related to the portion of this debt classified as a note payable) as of June 30, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

In connection with the February 28, 2014 closing and funding of Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. In connection with a February 28, 2014 Advisory Services Agreement, we also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them a $167,857 advisory fee, of which $107,857 was withheld from the gross proceeds of Sigma Note 2 at the time of the February 28, 2014 funding to us and the $60,000 balance was paid in installments of $15,000 per month commencing April 1, 2014.  In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we had not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we would be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Since those conditions were not met, on June 30, 2014 we recorded the issuance of those additional shares as well as a liability for the additional cash fee, which we paid in July 2014.

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $124,655 discount against Sigma Note 1 and a $329,556 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 115% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against Sigma Note 2 was $168,128 as of June 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2 (continued)

Per the terms of the Sigma Note 2 financing, and prior to the termination as discussed below, Sigma and Sigma Capital had the joint right as of December 18, 2014 and for one year thereafter, to require us to purchase up to 1 million of our common shares held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right was collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. We issued Sigma and Sigma Capital an aggregate of 500,000 ONSM common shares on February 28, 2014, which resulted in total holdings by them at that date of 950,000 ONSM common shares, which they still held as of June 30, 2014. In addition, we have recorded the issuance of an additional 300,000 ONSM common shares to them as of June 30, 2014. Accordingly, our financial statements reflect an approximately $214,000 liability as of June 30, 2014, representing the present value of our potential $250,000 liability as of that date for the repurchase of 1 million common shares.

Effective August 13, 2014, Sigma and Sigma Capital agreed that the Sigma Put Right was terminated and as a result the related liability discussed above will be reversed by us, effective for our balance sheet as of September 30, 2014. In connection with such termination, we agreed that the right previously granted to us in connection with the Sigma Note 2 financing and extending through December 18, 2015, to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share, would also be terminated. We also agreed to pay the expenses of Sigma and Sigma Capital, which we estimate will be $2,000, in connection with their private sale of the 1,250,000 ONSM common shares held by them.

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

JUNE 30, 2014

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Rockridge Note after the February 28, 2014 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2014 (zero for the three months then ended). This $43,620 debt extinguishment loss was calculated as the excess of the $519,615 acquisition cost of the new debt (face value of the note) over the net carrying amount of the extinguished debt immediately before the modification, which was $475,995 ($519,615 face value of the note less $43,620 unamortized discount). The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

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

JUNE 30, 2014

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

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to approximately $71,000 as of June 30, 2014, as a result of the accretion of approximately $10,000 as interest expense for the nine months then ended. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the additional 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares. The remaining unamortized discount of $43,620 was included in the debt extinguishment loss recognized for the nine months ended June 30, 2014, as discussed above. The unamortized portion of the discount was zero and $70,538 as of June 30, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the November 15, 2012 note after its modification (by virtue of its inclusion in the Fuse Note dated March 19, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013 (zero for the three months then ended). This $31,170 debt extinguishment loss was calculated as the excess of the $126,000 acquisition cost of the new debt ($100,000 face value of the portion of the March 19, 2013 note replacing the November 15, 2012 note plus the $26,000 fair value of the corresponding pro-rata portion of the common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $94,830.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended and increased again to $26,000 as of June 30, 2014 as a result of the accretion of $4,000 as interest expense for the nine months then ended. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the nine months ended June 30, 2013, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $9,721 and $19,094 as of June 30, 2014 and September 30, 2013, respectively.

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares to Fuse, having a fair market value of approximately $4,200, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the nine and three months ended June 30, 2014. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating this modification as to whether loan extinguishment accounting would be required.

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

JUNE 30, 2014

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Equipment Notes after the December 12, 2012 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013 (zero for the three months then ended). This $68,600 debt extinguishment loss was calculated as the excess of the $399,000 acquisition cost of the new debt ($350,000 face value of the notes plus the $49,000 fair value of the 140,000 common shares issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $330,400. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of June 30, 2014 and as interest expense for the nine months then ended (zero for the three months then ended).

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” below), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financings. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $96,000 as of June 30, 2014 as a result of the accretion of approximately $16,000 as interest expense for the nine months then ended. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Notes and Leases Payable

Notes and leases payable consist of the following:

	June 30, 2014	September 30, 2013

Line of Credit Arrangement	$1,650,829	$1,605,672
Sigma Note 1 (excluding portion in convertible debentures)	551,788	507,000
Working Capital Notes	620,000	-
Subordinated Notes	250,000	316,667
Intella2 Investor Notes (excluding portion in convertible debentures)	250,000	250,000
Investor Notes	175,000	200,000
USAC Note	110,510	263,398
CCJ Note	-	118,157
Equipment lease	27,912	39,330
Total notes and leases payable	3,636,039	3,300,224
Less: discount on notes payable	(246,770)	(341,434)
Notes and leases payable, net of discount	3,389,269	2,958,790
Less: current portion, net of discount	(3,376,127)	(2,198,858)
Notes and leases payable, net of current portion and discount	$13,142	$759,932

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”), which arrangement has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. The outstanding balance bears interest at 12.0% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly. We also incur a monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly. Mr. Leon Nowalsky, a member of our Board, is also a founder and board member of the Lender.

Although the Line expired on December 27, 2013, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. Those terms include a commitment fee, which is calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2014.

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

Annual loan commitment fees paid in advance and expenses for the Lender’s quarterly on-site reviews as allowed for by the loan documents paid to the Lender are recorded by us as debt discount and amortized as interest expense over the applicable term of such fee or expense. The unamortized portion of the debt discount was zero and $11,568 as of June 30, 2014 and September 30, 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Sigma Note 1

Sigma Note 1, of which $395,000 was convertible into common stock as of June 30, 2014, is discussed in the “Convertible Debentures” section above.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have had no liability under the above arrangement and therefore we had recorded no accrual related to this matter as of that date. However, as of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $81,000 as of June 30, 2014 as a result of the accretion of approximately $7,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the nine months ended June 30, 2014 (zero for the three months then ended), as discussed in more detail under the “Subordinated Notes”, Investor Notes” and “CCJ Note” sections below. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $79,467 as of June 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $250,000 and $316,667 was outstanding as of June 30, 2014 and September 30, 2013, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the June 1, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated October 24, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2014 (zero for the three months then ended). This $26,693 debt extinguishment loss was calculated as the excess of the $97,875 acquisition cost of the new debt ($71,182 face value of the portion of the October 24, 2013 note replacing the June 1, 2012 note plus the $26,693 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $71,182.

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

JUNE 30, 2014

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

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $25,363 and $27,148 as of June 30, 2014 and September 30, 2013, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its March 19, 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we recognized a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2013 (zero for the three months then ended). This $43,481 debt extinguishment loss was calculated as the excess of the $200,000 acquisition cost of the new debt over the net carrying amount of the extinguished debt immediately before the modification, which was $156,519.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. This only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended and increased again to $58,000 as of June 30, 2014 as a result of the accretion of $6,000 as interest expense for the nine months then ended. If the closing ONSM share price of $0.18 per share as of August 8, 2015 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the nine months ended June 30, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $13,570 and $38,046 (none of which related to the portion of this debt classified as a convertible debenture) as of June 30, 2014 and September 30, 2013, respectively.

Effective April 1, 2014 the Intella2 Investor Note held by Fuse was amended to provide that the $200,000 principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares, having a fair market value of approximately $4,200, to Fuse, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the nine and three months ended June 30, 2014. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating this modification as to whether loan extinguishment accounting would be required.

During the third quarter of fiscal 2014, Intella2 Investor Notes held by two of the other four investors were amended to provide that the principal balances aggregating $90,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for these amendments, we issued 9,000 common shares, having a fair market value of approximately $1,900, to the other investors, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the nine and three months ended June 30, 2014. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating these modifications as to whether loan extinguishment accounting would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows the $25,000 portion of the Investor Notes issued to CCJ after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2014 (zero for the three months then ended). This $15,518 debt extinguishment loss was calculated as the excess of the $35,779 acquisition cost of the new debt ($26,021 face value of the portion of the November 4, 2013 note replacing the January 2, 2013 note plus the $9,758 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $20,261 (net of unamortized discount).

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended and increased again to $25,000 as of June 30, 2014 as a result of the accretion of $4,000 as interest expense for the nine months then ended. If the closing ONSM share price on August 8, 2014 of $0.18 per share was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

In addition to the above, in November 2013 we agreed with one holder of Investor Notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of the Investor Notes and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $3,200 as interest expense for the nine months ended June 30, 2014 (zero for the three months then ended).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $24,984 and $68,604 as of June 30, 2014 and September 30, 2013, respectively.

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the December 31, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the nine months ended June 30, 2014 (zero for the three months then ended). This $46,596 debt extinguishment loss was calculated as the excess of the $170,852 acquisition cost of the new debt ($124,256 face value of the portion of the November 4, 2013 note replacing the December 31, 2012 note plus the $46,596 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $124,256.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 4: DEBT (Continued)

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending June 30:
2015	$5,346,838
2016	13,142
Total minimum debt payments	$5,359,980

The Line is included above as a $1,650,829 payment during the year ending June 30, 2015, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it through December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

2.       Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of August 8, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of August 8, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented.

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

JUNE 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

As of August 8, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the nine months ended June 30, 2013 (zero for the three months then ended).

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

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended (zero for the nine and three months ended June 30, 2013). Although the closing ONSM share price increased to $0.30 as of December 31, 2013, and on that basis we would have no liability under this obligation, we determined that the increase in our share price was temporary and no adjustment was made to the previous accrual as of December 31, 2013 or for the three months then ended. However, based on the closing ONSM price of $0.20 per share as of June 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $119,000 of non-cash compensation expense for the nine months ended June 30, 2014, which resulted in an approximately $153,000 liability on our financial statements as of that date.  If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The 2,250,000 Executive Incentive Shares that were earned as of the date the Executive Incentive Plan was established were issued in May 2013 and have been recorded on our financial statements based on their fair value at the time of the February 20, 2013 agreement, which was $1,237,500 ($0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected as non-cash compensation expense for the nine months ended June 30, 2013 (zero for the three months then ended).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares were recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the nine and three months ended June 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2013 would have resulted in an aggregate of 375,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

Accomplishment of the objectives for fiscal 2014 and fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year.

With respect to fiscal 2014, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and second fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $52,500 for the nine months ended June 30, 2014 (zero for the three months then ended), based on their fair value of $0.21 per share as of May 20, 2014, the date it was conclusively determined that the objective had been met and the shares had been earned. Also with respect to fiscal 2014, we have determined that it is probable that the Executives will earn an additional aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those shares have been recorded on our financial statements in the amount of $45,000, based on their fair value of $0.18 per share as of August 8, 2014, the date it was conclusively determined that it was probable the objective would be met and the shares would be earned. This amount will be reflected as non-cash compensation expense over the remaining term of service, which is $22,500 during the nine and three months ended June 30, 2014 and the balance during the three months ending September 30, 2014. As of June 30, 2014 the potential issuance of the shares related to the other 2014 objective has not been reflected on our financial statements, since based on the fiscal year 2014 financial results to date the issuance of these shares is not considered probable.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Upon a change of control, termination of the Executive’s employment or the imminently proposed and/or anticipated sale of the Company at a price of $1.00 per common share or more before September 30, 2015, the Executive Incentive Shares still potentially issuable for future fiscal years will be considered earned and will be issued to the Executives on an unrestricted basis. In the case of a sale, all such accelerated shares shall be issued in time for those previously unissued shares to participate in all voting with respect to the proposed sale and will be eligible, at the Executive’s option, for inclusion as part of the shares sold in that transaction. Notwithstanding the above, in the event that termination of the Executive’s employment is the result of the Executive’s voluntary resignation, and such voluntary resignation is not due to the Company’s breach of the Executive’s employment agreement or is not due to constructive termination as outlined in the Executive’s employment agreement, such restrictions will be promptly lifted, provided that no bona-fide and legally defensible objection to such issuance has been raised by written notice provided by a majority of the other four Executives to the terminating Executive, within ninety (90) days after such termination date.

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of August 8, 2014 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments

As of June 30, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $61,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

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

The five-year operating lease for our office space in San Francisco which was set to expire on July 31, 2015, is being terminated and replaced by a new forty-nine month lease commencing September 1, 2014. The initial monthly base rental under the new lease, for a smaller space in the same building, is approximately $5,400 with annual increases of approximately 3.0%. We are also responsible for a pro-rata portion of any increase in the building real estate taxes and operating expenses, both as defined in the lease, as compared to calendar 2014.

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

JUNE 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending June 30:
2015	$640,289
2016	445,124
2017	364,108
2018	282,972
2019	88,724
Total minimum lease payments	$1,821,217

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota. An aggregate approximately $5,000 per month related to these facilities is classified by us as rental expense with an approximately $31,000 per month remaining balance of our payments to these facilities classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitment discussion below. Total rental expense (including executory costs) for all operating leases was approximately $589,000 and $656,000 for the nine months ended June 30, 2014 and 2013, respectively, and approximately $201,000 and $199,000 for the three months ended June 30, 2014 and 2013, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $1.7 million, approximately $1.5 million of that commitment related to the one year period ending June 2015 and the balance of such commitment related to the period from June 2015 through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings

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

We are involved in legal and regulatory matters arising in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

NOTE 6:  CAPITAL STOCK

Common Stock

During the nine months ended June 30, 2014, we issued 1,547,334 common shares for interest, financing fees and finders fees as follows: (i) 800,000 common shares related to the modification of Sigma Note 1 and to Sigma Note 2, which were valued at approximately $175,000 and are being recognized as interest expense over loan terms of ten and eight months, respectively, (ii) 458,334 common shares related to the Working Capital Notes, which were valued at approximately $128,000, recognized partially as part of debt extinguishment loss for the nine and three months ended June 30, 2014 with the remainder being recognized as interest expense over eighteen month loan terms, (iii) 240,000 common shares relate to the extension of certain Subordinated Notes, which were valued at approximately $60,000 and are being recognized as interest expense over loan terms of approximately nine and one half months and (iv) 49,000 common shares relate to the extension of certain Intella2 Investor Notes, which were valued at approximately $10,000 and were recognized as interest expense at the time of issuance. See note 4 for details.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

During the nine months ended June 30, 2014 we issued 491,502 unregistered common shares for consulting and advisory services valued at approximately $97,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $129,000 and $190,000 for the nine months ended June 30, 2014 and 2013, respectively. As a result of previously issued shares for financial consulting and advisory services, we have recorded approximately $27,000 in deferred equity compensation expense at June 30, 2014, to be amortized over the remaining periods of service of nine months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the nine months ended June 30, 2014 we recorded the issuance of 500,000 fully restricted common shares for executive compensation valued at approximately $98,000, which are being recognized as professional fees expense over various service periods of up to six months. Compensation expense arising from these and prior issuances of shares for compensation were approximately $417,000 and $1.6 million for the nine months ended June 30, 2014 and 2013, respectively. As a result of previously issued shares for compensation, we have recorded approximately $23,000 in deferred equity compensation expense at June 30, 2014, to be amortized over the remaining periods of service of three months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses. See note 4 for details.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share as of June 30, 2014, the gross proceeds would be approximately $88,000 and the shortfall would be approximately $87,000. Therefore, we increased the $43,750 liability initially recorded by us by recognizing approximately $32,000 of interest expense for the six months ended June 30, 2014  which resulted in an approximately $76,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, the gross proceeds would be approximately $79,000 and the shortfall would be approximately $96,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The Digital Media Services Group is primarily comprised of our business activities selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, as well as property and equipment, are within the United States. Detailed below are the results of operations by segment for the nine and three months ended June 30, 2014 and 2013 and total assets by segment as of June 30, 2014 and September 30, 2013.

	For the nine months ended June 30,		For the three months ended June 30,

	2014	2013	2014	2013
Segment revenue:
Audio and Web Conferencing Services	$8,611,928	$8,459,353	$2,902,537	$2,907,450
Digital Media Services	4,282,032	4,686,088	1,582,793	1,562,952
Total consolidated revenue	$12,893,960	$13,145,441	$4,485,330	$4,470,402

Segment operating income:
Audio and Web Conferencing Services	$2,740,178	$2,564,301	$946,490	$868,118
Digital Media Services	1,206,268	969,988	551,466	371,801
Total segment operating income	3,946,446	3,534,289	1,497,956	1,239,919
Depreciation and amortization	(662,667)	(1,008,193)	(227,456)	(303,512)
Corporate and unallocated shared expenses	(3,379,458)	(4,808,943)	(1,031,206)	(1,116,670)
Gain from litigation settlement	741,554	-	741,554	-
Other expense, net	(1,651,171)	(1,121,985)	(620,726)	(339,980)
Net (loss) income	$(1,005,296)	$(3,404,832)	$360,122	$(520,243)

	June 30, 2014	September 30, 2013
Assets:
Audio and Web Conferencing Services	$10,608,302	$10,827,959
Digital Media Services	2,734,099	2,638,457
Corporate and unallocated	873,668	460,994
Total assets	$14,216,069	$13,927,410

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, and gain from litigation settlement are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2014, we had issued options and warrants still outstanding to purchase up to 1,174,532 ONSM common shares, including 491,199 shares under Plan Options to employees, consultants and directors; 383,333 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,377,763 common shares under the Plan (including the 3,000,000 Executive Incentive Shares issued as discussed in note 5) through June 30, 2014, 491,199 outstanding employee, consultant and director Plan Options as of June 30, 2014 and 75,000 outstanding consultant Plan Options as of June 30, 2014, there are 556,038 shares available for additional issuances under the Plan.

On January 14, 2011 our Compensation Committee awarded 983,700 four-year options under the provisions of the 2007 Plan. These options were issued to our directors, employees and consultants, vesting over two years and having an exercise price of $1.23 per share, fair market value on the date of the grant. In January 2011, our Compensation Committee approved (subject to our shareholders’ approval in the annual shareholder meeting on June 13, 2011 of sufficient additional authorized Plan shares, which approval was received) augmenting the above grant by an equal number of options issued to the same recipients, using the same strike price as the above grant, to the extent permitted by applicable law and subject to shareholder and/or any other required regulatory approvals. In January 2013, the Compensation Committee and the Executives agreed on an Executive Incentive Plan which included provisions that were in lieu of issuing 450,000 of the additional authorized options – see note 5. As of June 30, 2014, 142,500 of the additional authorized option issuances relate to terminated directors, employees and consultants. The Compensation Committee is evaluating what action would be appropriate for it to take with respect to the remaining 391,200 additional authorized options.

Detail of employee, consultant, and director Plan Option activity under the Plan for the nine months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, beginning of period	538,499	$1.85
Granted during the period	-	$-
Expired or forfeited during the period	(47,300)	$1.11
Balance, end of the period	491,199	$1.92
Exercisable at end of the period	491,199	$1.92

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 491,199 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 7 months and are further described below.

		Total number of underlying common shares	Vested portion of underlying common shares
				Exercise price per share	Expiration date
Grant date	Description
May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Aug 2009	Employee (non-Executive)	10,014	10,014	$9.42	Aug 2014
Dec 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	316,199	316,199	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015

	Total common shares underlying Plan Options as of June 30, 2014	491,199	491,199

As of June 30, 2014, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 383,333 common shares, as follows:

	Number of common shares	Exercise price per share		Expiration Date
Issuance period			Type

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015
Year ended September 30, 2011	300,000

September 2009	8,333	$3.00	Non-Plan	Sept 2014
Year ended September 30, 2009	8,333

Total common shares underlying consultant options as of June 30, 2014	383,333

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2014, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

		Exercise price per share
	Number of common shares		Expiration Date
Description of transaction

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of June 30, 2014	300,000

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase, a certain number of our common and preferred shares during the term of the LPC Purchase Agreement, which term expired on September 17, 2013. In connection with the LPC Purchase Agreement, we also issued LPC a warrant (“LPC Warrant 1”). Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we were required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions that were in LPC Warrant 1 are not included in New LPC Warrant 1. Accordingly, since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 was no longer applicable, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustments. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the nine months ended June 30, 2013 (zero for the three months then ended) and the remaining $53,894 was reclassified from liability to additional paid-in capital.

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

JUNE 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosure as noted with respect to transactions occurring after June 30, 2014:

  Note 1 (impact of certain cost reductions for periods after June 30, 2014; impact of certain debt and other obligations coming due after June 30, 2014)

  Note 2 (Intella2 litigation settlement in July 2014; patent application activity in July, 2014; impact of change in ONSM common share price through August 8, 2014)

  Note 3 (Software placed in service in July 2014)

  Note 4 (status of negotiations for renewal of the Line for periods after June 30, 2014; August 2014 termination of Sigma Put Right; impact of change in ONSM common share price through August 8, 2014)

  Note 5 (status of issuance of Executive Shares and related payment of cash compensation through August 8, 2014; issuance of Executive Incentive Shares after June 30, 2014; status of lease renewal negotiations in Florida after June 30, 2014; new San Francisco office lease effective September 1, 2014; impact of change in ONSM common share price through August 8, 2014)

  Note 6 (impact of change in ONSM common share price through August 8, 2014)

During July 2014 we issued 235,000 unregistered common shares for investor relations and financial consulting services valued at approximately $42,000, which will be recognized as professional fees expense over a service period of twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 86 full time employees as of August 8, 2014, with operations organized in two main operating groups:

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

In connection with the Sigma Note 2, we issued 560,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. We also issued 240,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them $267,857 in advisory fees in connection with a February 28, 2014 Advisory Services Agreement.

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

Since November 2013, we have been involved in litigation with Intella2 and its owner, Paul Cohen, in connection with the Intella2 acquisition. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also agreed to pay him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also agreed to transfer certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $20,000, to Mr. Cohen. No further purchase price or other amounts will be payable by us under the agreements entered into at the time of the November 30, 2012 acquisition. Based on the litigation settlement, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to an estimated liability of $40,000, which resulted in our recognition of other income of approximately $742,000 for the nine and three months ended June 30, 2014.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2014 was approximately $1.0 million ($0.04 loss per share) as compared to a net loss of approximately $3.4 million ($0.20 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $2.4 million (70.5%). The decreased net loss was primarily due to an approximately $1.7 million, or 21.9%, decrease in compensation, including compensation paid with equity, as compared to the corresponding period of the prior fiscal year.

Our consolidated net income for the three months ended June 30, 2014 was approximately $360,000 ($0.02 per share) as compared to a net loss of approximately $520,000 ($0.03 loss per share) for the corresponding period of the prior fiscal year, an improvement of approximately $880,000. The improvement was primarily due to an approximately $742,000 gain from litigation settlement, for which there was no comparable transaction in the corresponding period of the prior fiscal year.

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Nine months ended June 30,
	2014	2013
Revenue:
Audio and web conferencing	55.4%	52.1%
Webcasting	27.0	29.4
Network usage	11.2	11.6
DMSP and hosting	5.5	5.5
Other	0.9	1.4
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	15.1	14.5%
Webcasting	7.1	8.2
DMSP and hosting	0.9	0.8
Network usage	4.8	5.7
Other	0.2	0.3
Total costs of revenue	28.1%	29.5%

Gross margin	71.9%	70.5%

Operating expenses:
Compensation (excluding equity)	42.7%	45.9%
Compensation (paid with equity)	3.3	11.8
Professional fees	8.0	8.0
Other general and administrative	13.5	14.5
Depreciation and amortization	5.1	7.7
Total operating expenses	72.6%	87.9%

Loss from operations	(0.7)%	(17.4)%

Other expense, net:
Interest expense	(11.9)%	(7.4)%
Debt extinguishment loss	(1.0)	(1.1)
Gain from adjustment of derivative liability to fair value	-	0.2
Gain from litigation settlement	5.7	-
Other income (expense), net	0.1	(0.2)
Total other expense, net	(7.1)%	(8.5)%

Net loss	(7.8)%	(25.9)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the nine months ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$12,893,960	$13,145,441	$(251,481)	(1.9)%
Total costs of revenue	3,627,860	3,884,197	(256,337)	(6.6)
Gross margin	9,266,100	9,261,244	4,856	0.1%

General and administrative expenses	8,699,112	10,535,898	(1,836,786)	(17.4)%
Depreciation and amortization	662,667	1,008,193	(345,526)	(34.3)
Total operating expenses	9,361,779	11,544,091	(2,182,312)	(18.9)%

Loss from operations	(95,679)	(2,282,847)	(2,187,168)	(95.8)%

Other expense, net	(909,617)	(1,121,985)	(212,368)	(18.9)

Net loss	$(1,005,296)	$(3,404,832)	$(2,399,536)	(70.5)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $12.9 million for the nine months ended June 30, 2014, a decrease of approximately $251,000 (1.9%) from the corresponding period of the prior fiscal year, due to decreased revenues of the Digital Media Services Group, partially offset by increased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $4.3 million for the nine months ended June 30, 2014, a decrease of approximately $404,000 (8.6%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting division revenues.

Webcasting division revenues decreased by approximately $379,000 (9.8%) for the nine months ended June 30, 2014 as compared to the corresponding period of the prior fiscal year. We produced approximately 3,000 webcasts during the nine months ended June 30, 2014, which was approximately 800 less than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the decreased number of events was partially offset by an increase in the average revenue per webcast event to $1,255 for the nine months ended June 30, 2014, which represented an increase of $182, or 17.0%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will continue to be favorably impacted during the remainder of fiscal 2014 and into fiscal 2015 by the comprehensive update to our Visual Webcaster webcasting platform (VW4), which we released in January 2013 and have been updating with new features since then. We also expect to see increased sales as a result of our Virtual Conference Center which is a multiple event conference venue with integrated webcasting (and based on our MP365 technology) as well as from iEncode, a service that allows our customers to self-encode their live professional video and attach the streams to the Visual Webcaster system in the cloud. iEncode allows them to take advantage of using their internal staff and facilities while still utilizing all of the Visual Webcaster features. Also in development is another “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line.

Audio and Web Conferencing Services Group revenues were approximately $8.6 million for the nine months ended June 30, 2014, an increase of approximately $153,000 (1.8%) from the corresponding period of the prior fiscal year. This increase arose primarily from the revenues of the Infinite division of approximately $6.4 million for the nine months ended June 30, 2014, which represented an increase of approximately $266,000 (4.3%) as compared to the corresponding period of the prior fiscal year. This was in turn due to a 10.9% increase in the number of minutes billed which was approximately 109.1 million for the nine months ended June 30, 2014, as compared to approximately 98.3 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed was partially offset by a decrease in average revenue per minute, which was approximately 6.0 cents for the nine months ended June 30, 2014, as compared to approximately 6.4 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

We believe that Infinite’s alliances with existing and new third party conferencing providers, anticipated internal software development and other sales and marketing initiatives, should continue to favorably impact Infinite division revenues during the remainder of fiscal 2014 and into fiscal 2015.

The revenues of our OCC division, which is included in the Audio and Web Conferencing Services Group, were approximately $761,000 for the nine months ended June 30, 2014, which represented an increase of approximately $27,000 (3.7%) as compared to the corresponding period of the prior fiscal year. The OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The OCC division acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Accordingly, nine months of Intella2 revenues were recognized during the nine months ended June 30, 2014 versus just seven months of Intella2 revenues during the corresponding period of the prior fiscal year. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail.

The OCC division revenues included approximately $153,000 of free conferencing business revenues for the nine months ended June 30, 2014, as compared to approximately $155,000 for the corresponding period of the prior fiscal year. Since November 2013, we have been involved in litigation with Intella2 and its owner, Paul Cohen, in connection with the Intella2 acquisition. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

Although it appears that our consolidated revenues for fiscal 2014 will not exceed our consolidated revenues for fiscal 2013, we expect, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, to achieve revenue growth in the fourth quarter of fiscal 2014 as well as fiscal 2015, as compared to corresponding prior year periods, although this cannot be assured.

Consolidated gross margin was approximately $9.3 million for the nine months ended June 30, 2014, an increase of approximately $5,000 (0.1%) from the corresponding period of the prior fiscal year. However, our consolidated gross margin percentage was 71.9% for the nine months ended June 30, 2014, versus 70.5% for the corresponding period of the prior fiscal year. This increase in percentage was primarily due to reductions in audio and web conferencing cost of sales, webcasting cost of sales (proportionally greater than the reduction in revenues) and network usage cost of sales (proportionally greater than the reduction in revenues).

Effective June 2014, we renegotiated a supplier contract representing approximately $252,000 in annualized savings, which we expect will cumulatively reduce our cost of sales by approximately $63,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our cost of sales by approximately $168,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period.

Primarily because of the anticipated cost savings noted above, we expect our consolidated fiscal 2014 gross margin will exceed our consolidated fiscal 2013 gross margin, although this cannot be assured. Primarily because of these anticipated cost savings as well as our expectations for revenue growth arising from our recent and anticipated introductions of several new or enhanced products, we expect our consolidated fiscal 2015 gross margin will exceed our consolidated fiscal 2014 gross margin, although this cannot be assured.

Operating Expenses

Consolidated operating expenses were approximately $9.4 million for the nine months ended June 30, 2014, a decrease of approximately $2.2 million (18.9%) from the corresponding period of the prior fiscal year, primarily due to an approximately $1.7 million, or 21.9%, decrease in total compensation. This decrease in total compensation was comprised of an approximately $1.1 million, or 73.1%, decrease in compensation paid with equity, and an approximately $525,000, or 8.7%, decrease in compensation other than amounts paid with equity, both as compared to the corresponding period of the prior fiscal year.

In February 2013, we (as authorized by our Board of Directors) established an Executive Incentive Plan, under which the five Executives could receive fully restricted (as defined in the Executive Incentive Plan) common shares (“Executive Incentive Shares”), issued based on the Company achieving certain financial objectives (as defined in the Executive Incentive Plan). In February 2013, the initial issuance authorized under the Executive Incentive Plan was an aggregate of 2,250,000 Executive Incentive Shares, which were issued in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives had been cancelled. These 2,250,000 Executive Incentive Shares were recorded on our financial statements based on their fair value at the time of the February 2013 authorization, which was $1,237,500 (based on $0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation. The net amount of approximately $1,137,000 was reflected on our financial statements as non-cash compensation expense for the nine months ended June 30, 2013, which was approximately $1.1 million greater than the approximately $75,000 (based on $0.18 to $0.21 per share) related to Executive Incentive Shares recorded during on our financial statements as non-cash compensation expense for the nine months ended June 30, 2014, in connection with meeting certain identified financial objectives related to fiscal 2014.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.1 million in annualized savings, which accounted for an approximately $512,000 reduction in cash compensation expense for the nine months ended June 30, 2014, as compared to the corresponding prior year period. We expect these headcount reductions will also reduce our compensation expenditures by approximately $199,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period.

Excluding the impact, if any, arising from any goodwill impairment charges, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for the remainder of fiscal year 2014 as well as fiscal 2015 to be less than the corresponding prior year amounts, although this cannot be assured.

Other Expense

Other expense of approximately $910,000 for the nine months ended June 30, 2014 represented an approximately $212,000 (18.9%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was primarily due to an approximately $742,000 gain from litigation settlement, for which there was no comparable transaction in the corresponding period of the prior fiscal year, partially offset by an approximately $555,000, or 56.9%, increase in interest expense for the nine months ended June 30, 2014, as compared to the corresponding period of the prior fiscal year.

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleged breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and sought money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also agreed to pay him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also agreed to transfer certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $20,000, to Mr. Cohen. No further purchase price or other amounts will be payable by us under the agreements entered into at the time of the November 30, 2012 acquisition, including the Asset Purchase Agreement, the Total Free Conferencing Business Revenue Share Agreement and the Master Agent and Non-Compete Agreement. Under the terms of the settlement agreement, Mr. Cohen’s non-compete agreement was cancelled and replaced by mutual agreements as to non-disparagement and non-solicitation.

Prior to adjustment for the litigation settlement, the unpaid portion of the purchase price reflected as an accrued liability on our financial statements through June 30, 2014 was approximately $782,000. This represented the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 and accretion of approximately $53,000 reflected as interest expense on our statement of operations for the nine months ended June 30, 2014 and less approximately $50,000 of payments made to Intella2 after closing through June 30, 2014, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal).

Authoritative accounting guidance allows one year from the acquisition date for us to make adjustments to the purchase price, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date that, if known, would have resulted in such adjusted assets and liabilities as of that date. However, changes resulting from facts and circumstances arising after the acquisition date, or after the one year timeframe noted above, would be recognized in our results of operations. Based on the litigation settlement, which was reached more than one year after the acquisition date and was based on facts and circumstances arising after the acquisition date, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to an estimated liability of $40,000, classified as current, which resulted in our recognition of other income of approximately $742,000 for the nine months ended June 30, 2014.

The approximately $555,000 increase in interest expense was primarily attributable to (i) an approximately $329,000 increase for the aggregate of cash and non-cash interest expense recognized for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013), which was approximately $430,000 for the nine months ended June 30, 2014 and approximately $101,000 for the corresponding period of the prior fiscal year and (ii) approximately $169,000 for the aggregate of cash and non-cash interest expense recognized during the nine months ended June 30, 2014 for Sigma Note 2 (which was funded in February 2014) and for which we recognized no interest expense during the corresponding period of the prior fiscal year.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Three months ended June 30,
	2014	2013
Revenue:
Audio and web conferencing	54.4%	53.0%
Webcasting	29.3	28.4
Network usage	10.2	11.7
DMSP and hosting	5.3	5.4
Other	0.8	1.5
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.4%	14.8%
Webcasting	6.9	7.1
DMSP and hosting	1.0	0.8
Network usage	4.4	4.9
Other	0.1	0.3
Total costs of revenue	26.8%	27.9%

Gross margin	73.2%	72.1%

Operating expenses:
Compensation (excluding equity)	39.8%	46.4%
Compensation (paid with equity)	2.5	3.0
Professional fees	7.4	5.8
Other general and administrative	13.1	14.1
Depreciation and amortization	5.1	6.8
Total operating expenses	67.9%	76.1%

Income (loss) from operations	5.3%	(4.0)%

Other income (expense), net:
Interest expense	(14.0)%	(7.6)%
Gain from litigation settlement	16.5	-
Other income (expense), net	0.2	-
Total other income (expense), net	2.7%	(7.6)%

Net income (loss)	8.0%	(11.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$4,485,330	$4,470,402	$14,928	0.3%
Total costs of revenue	1,203,614	1,248,482	(44,868)	(3.6)
Gross margin	3,281,716	3,221,920	59,796	1.9%

General and administrative expenses	2,814,966	3,098,671	(283,705)	(9.2)%
Depreciation and amortization	227,456	303,512	(76,056)	(25.1)
Total operating expenses	3,042,422	3,402,183	(359,761)	(10.6)%

Income (loss) from operations	239,294	(180,263)	419,557	232.7%

Other income (expense), net	120,828	(339,980)	460,808	135.5

Net income (loss)	$360,122	$(520,243)	$880,365	169.2%

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.5 million for the three months ended June 30, 2014, an increase of approximately $15,000 (0.3%) from the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $1.6 million for the three months ended June 30, 2014, an increase of approximately $20,000 (1.3%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting division revenues increased by approximately $48,000 (3.8%) for the three months ended June 30, 2014 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,000 webcasts during the three months ended June 30, 2014, which was approximately 300 less than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the decreased number of events was offset by an increase in the average revenue per webcast event to $1,368 for the three months ended June 30, 2014, which represented an increase of $343, or 33.4%, from the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

Audio and Web Conferencing Services Group revenues were approximately $2.9 million for the three months ended June 30, 2014, a decrease of approximately $5,000 (0.2%) from the corresponding period of the prior fiscal year. The revenues of the Infinite division of approximately $2.2 million for the three months ended June 30, 2014 represented an increase of approximately $142,000 (6.9%) as compared to the corresponding period of the prior fiscal year. This was in turn due to an 8.6% increase in the number of minutes billed which was approximately 37.6 million for the three months ended June 30, 2014, as compared to approximately 34.6 million minutes for the corresponding period of the prior fiscal year.  The average revenue per minute was approximately 6.1 cents for the three months ended June 30, 2014, as well as for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

The revenues of our OCC division, which is included in the Audio and Web Conferencing Services Group, were approximately $233,000 for the three months ended June 30, 2014, which represented a decrease of approximately $73,000 (23.8%) as compared to the corresponding period of the prior fiscal year. The total revenues from those operations included approximately $44,000 of free conferencing business revenues for the three months ended June 30, 2014, as compared to approximately $61,000 for the corresponding period of the prior fiscal year. As discussed above, as part of a July 29, 2014 settlement of litigation with Intella2 and its owner, Paul Cohen, in connection with the Intella2 acquisition, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

Consolidated gross margin was approximately $3.3 million for the three months ended June 30, 2014, an increase of approximately $60,000 (1.9%) from the corresponding period of the prior fiscal year. In addition, our consolidated gross margin percentage was 73.2% for the three months ended June 30, 2014, versus 72.1% for the corresponding period of the prior fiscal year. This increase in percentage was primarily due to reductions in audio and web conferencing cost of sales and webcasting cost of sales (proportionally greater than the reduction in revenues).

Operating Expenses

Consolidated operating expenses were approximately $3.0 million for the three months ended June 30, 2014, a decrease of approximately $360,000 (10.6%) from the corresponding period of the prior fiscal year, primarily due to an approximately $288,000, or 13.9%, decrease in compensation other than amounts paid with equity, as compared to the corresponding period of the prior fiscal year. During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.1 million in annualized savings, which accounted for an approximately $219,000 reduction in cash compensation expense for the three months ended June 30, 2014, as compared to the corresponding prior year period.

Other Income

Other income of approximately $121,000 for the three months ended June 30, 2014 represented an approximately $461,000 increase in income as compared to the approximately $340,000 of other expense for the corresponding period of the prior fiscal year. This increase was primarily due to an approximately $742,000 gain from litigation settlement, for which there was no comparable transaction in the corresponding period of the prior fiscal year, partially offset by an approximately $230,000, or 85.2%, increase in interest expense for the three months ended June 30, 2014, as compared to the corresponding period of the prior fiscal year.

As discussed above, based on the conditions of a July 29, 2014 settlement of litigation with Intella2 and its owner, Paul Cohen, in connection with the Intella2 acquisition, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to an estimated liability of $40,000, classified as current, which resulted in our recognition of other income of approximately $742,000 for the three months ended June 30, 2014.

The approximately $230,000 increase in interest expense was primarily attributable to (i) an approximately $78,000 increase for the aggregate of cash and non-cash interest expense recognized for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013), which was approximately $179,000 for the three months ended June 30, 2014 and approximately $101,000 for the corresponding period of the prior fiscal year and (ii) approximately $139,000 for the aggregate of cash and non-cash interest expense recognized during the three months ended June 30, 2014 for Sigma Note 2 (which was funded in February 2014) and for which we recognized no interest expense during the corresponding period of the prior fiscal year.

Liquidity and Capital Resources

For the year ended September 30, 2013, we had a net loss of approximately $7.2 million, although cash provided by operating activities for that period was approximately $504,000. For the nine months ended June 30, 2014, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $499,000. Although we had cash of approximately $600,000 at June 30, 2014, we had a working capital deficit of approximately $6.2 million at that date.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of June 30, 2014 and as of August 8, 2014) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

Although the Line expired on December 27, 2013, we and the Lender have been actively working together to complete the documentation for the renewal of that Line and on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. Those terms include a commitment fee, which is calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2014.

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

Including the value of the common stock issued plus the amount of cash paid for related financing fees and expenses results in an effective interest rate of approximately 56% per annum (which was 60% per annum for the period prior to the June 2013 amendment). Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When combined with the amortization of the remaining unamortized discount arising from the initial March 2013 financing and the June 2013 amendment, the resulting effective interest rate as of February 28, 2014 is approximately 66% per annum, which would increase in the event an Early Repayment Amount was required, as discussed above.

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

In connection with the February 28, 2014 closing and funding of Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. In connection with a February 28, 2014 Advisory Services Agreement, we also issued 150,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them a $167,857 advisory fee, of which $107,857 was withheld from the gross proceeds of Sigma Note 2 at the time of the February 28, 2014 funding to us and the $60,000 balance was paid in installments of $15,000 per month commencing April 1, 2014.  In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we had not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we would be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Since those conditions were not met, on June 30, 2014 we recorded the issuance of those additional shares as well as a liability for the additional cash fee, which we paid in July 2014. The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $124,655 discount against Sigma Note 1 and a $329,556 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 115% per annum. This effective rate would increase in the event an early repayment was required, as discussed above.

Per the terms of the Sigma Note 2 financing, and prior to the termination as discussed below, Sigma and Sigma Capital had the joint right as of December 18, 2014 and for one year thereafter, to require us to purchase up to 1 million of our common shares held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right was collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. We issued Sigma and Sigma Capital an aggregate of 500,000 ONSM common shares on February 28, 2014, which resulted in total holdings by them at that date of 950,000 ONSM common shares, which they still held as of June 30, 2014. In addition, we have recorded the issuance of an additional 300,000 ONSM common shares to them as of June 30, 2014. Accordingly, our financial statements reflect an approximately $214,000 liability as of June 30, 2014, representing the present value of our potential $250,000 liability as of that date for the repurchase of 1 million common shares.

Effective August 13, 2014, Sigma and Sigma Capital agreed that the Sigma Put Right was terminated and as a result the related liability discussed above will be reversed by us, effective for our balance sheet as of September 30, 2014. In connection with such termination, we agreed that the right previously granted to us in connection with the Sigma Note 2 financing and extending through December 18, 2015, to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share, would also be terminated.  We also agreed to pay the expenses of Sigma and Sigma Capital, which we estimate will be $2,000, in connection with their private sale of the 1,250,000 ONSM common shares held by them.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 591,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). The $71,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

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

As of June 30, 2014, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, is payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. The $26,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $81,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

As of June 30, 2014, we were obligated for $250,000 under unsecured subordinated notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates ranging from 12% to 20% per annum and, after allowing for modifications made in January 2014 to the terms of certain of these notes, are due in October 2014. Including the value of common shares issued to the various lenders in connection with these notes results in effective interest rates ranging from approximately 21% to 71% per annum.

As of June 30, 2014, we were obligated for $625,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments are interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. During the third quarter of fiscal 2014, three of these notes representing an aggregate of $290,000 principal were amended to provide that the principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis.

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

In connection with the initial issuance of the above notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. If the fair market value of the stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued common stock from the investor at $0.40 per share. This only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $58,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share as of August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the initial issuance of the above notes, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued stock from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $25,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share as of August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

On June 30, 2014 we were obligated for $110,510 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of June 30, 2014 and as interest expense for the nine months then ended (zero for the three months then ended).

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. The $96,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share as of August 8, 2014 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

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

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013 (approximately $11,000 for the three months then ended). Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share as of June 30, 2014, the gross proceeds would be approximately $88,000 and the shortfall would be approximately $87,000. Therefore, we increased the $43,750 liability initially recorded by us by recognizing approximately $32,000 of interest expense for the six months ended June 30, 2014  which resulted in an approximately $76,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, the gross proceeds would be approximately $79,000 and the shortfall would be approximately $96,000.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate are approximately $1.6 million, subject to a five percent (5%)  increase on September 27, 2014 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. As of August 8, 2014, the base salary payments to the Executives are 18.6% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. A second reinstatement to the Executives, representing approximately 4.5% of the contractual base salary at that time, was approved since January 1, 2013, although as of August 8, 2014, and in recognition of our cash requirements, the second reinstatement has not been implemented. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

As of August 8, 2014, the Executive Shares have not been issued, due to certain administrative and documentation requirements, nor has the $100,000 in cash been paid. However, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $153,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2014. If the closing ONSM share price of $0.18 per share on August 8, 2014 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

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

Accomplishment of the objectives for fiscal 2014 and fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group for each of those two years. A lesser amount of Executive Incentive Shares would be issuable for achievement for only one or two of the three objectives set for each year. With respect to fiscal 2014, the Executives have earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters (the first and second fiscal quarters). Accordingly, those shares have been recorded on our financial statements and reflected as non-cash compensation expense of $52,500 for the nine and three months ended June 30, 2014, based on their fair value of $0.21 per share as of May 20, 2014, the date it was conclusively determined that the objective had been met and the shares had been earned. Also with respect to fiscal 2014, we have determined that it is probable that the Executives will earn an additional aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those shares have been recorded on our financial statements in the amount of $45,000, based on their fair value of $0.18 per share as of August 8, 2014, the date it was conclusively determined that it was probable the objective would be met and the shares would be earned. This amount will be reflected as non-cash compensation expense over the remaining term of service, which is $22,500 during the nine and three months ended June 30, 2014 and the balance during the three months ending September 30, 2014. As of June 30, 2014 the potential issuance of the shares related to the other 2014 objective has not been reflected on our financial statements, since based on the fiscal year 2014 financial results to date the issuance of these shares is not considered probable.

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

As of June 30, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $61,000. The leases have expiration dates ranging from 2014 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.8 million through June 30, 2019, of which approximately $640,000 relates to the year ending June 30, 2015.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $1.6 million, approximately $1.5 million of that commitment related to the one year period ending June 2015 and the balance of such commitment related to the period from June 2015 through August 2017.

Projected capital expenditures for the year ending June 30, 2015 total approximately $800,000, which includes software and hardware upgrades to the webcasting platform (including VW4 and iEncode), the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.1 million in annualized savings, which we expect will reduce our compensation expenditures by approximately $199,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2014, we also renegotiated a supplier contract representing approximately $252,000 in annualized savings, which we expect will cumulatively reduce our cost of sales by approximately $63,000 for the remaining three months of fiscal 2014 as compared to the corresponding prior year period and which we expect will reduce our cost of sales by approximately $168,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $139.8 million as of June 30, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the nine months ended June 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes, as discussed above. However, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, we expect to achieve revenue growth in the fourth quarter of fiscal 2014 as well as fiscal 2015, as compared to corresponding prior year periods. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through June 30, 2015. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

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

The resolution of debt and other obligations becoming due within the twelve months ended June 30, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October through December 2014, represents a future unknown contingency.

Our cash balance increased by approximately $343,000 during the nine months ended June 30, 2014. This was the result of approximately $499,000 provided by operating activities and approximately $270,000 provided by financing activities, partially offset by approximately $426,000 used in investing activities.

Cash provided by operating activities of approximately $499,000 for the nine months ended June 30, 2014, represents an approximately $115,000 increase in cash provided as compared to approximately $383,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $499,000 cash provided by operating activities for the nine months ended June 30, 2014 reflects (i) our net loss of approximately $1.0 million, reduced by approximately $2.1 million of non-cash expenses included in that loss, offset by a non-cash gain on litigation settlement of approximately $742,000 and resulting in net cash provided by operating activities before changes in current assets and liabilities other than cash of approximately $376,000 and (ii) an approximately $123,000 net decrease in non-cash working capital items. The primary non-cash expenses included in our loss for the nine months ended June 30, 2014 were approximately $723,000 of amortization of discount on notes payable and convertible debentures, approximately $663,000 of depreciation and amortization and approximately $417,000 of compensation expenses paid with common shares and other equity. The approximately $123,000 net decrease in non-cash working capital items for the nine months ended June 30, 2014 is primarily due to an approximately $411,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $171,000 increase in accounts receivable and an approximately $81,000 increase in prepaid expenses. The approximately $123,000 net decrease in non-cash working capital items was approximately $377,000 less than the net decrease in non-cash working capital items of approximately $500,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $426,000 for the nine months ended June 30, 2014 as compared to approximately $1.4 million cash used in investing activities for the corresponding period of the prior fiscal year. Current period investing activities related to the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related primarily to the November 30, 2012 Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $270,000 for the nine months ended June 30, 2014 as compared to approximately $1.0 million cash provided by financing activities for the corresponding period of the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the nine months ended June 30, 2013, excluding accounts receivable based borrowing and repayment activity under the Line, was associated specifically or generally with the November 30, 2012 Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $8.9 million at June 30, 2014, representing approximately 63% of our total assets and approximately 187% of the book value of shareholder equity. In addition, property and equipment as of June 30, 2014 includes approximately $1.4 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 10% of our total assets and approximately 29% of the book value of shareholder equity.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2014 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Since the July 2014 litigation settlement discussed above resulted in the discontinuance of a significant portion of the business acquired by us from Intella2, we considered that to be a “triggering event” that would require us to make an interim review of the carrying value of the goodwill of the audio and web conferencing reporting unit (which includes the Intella2 goodwill) as of June 30, 2014. Accordingly, we updated five-year projections that were used in the DCF analysis prepared for the review of the goodwill of the audio and web conferencing reporting unit as of September 30, 2013, taking into account the impact of the litigation settlement as well as other changes since those projections were initially prepared. Based on our determination that the updated projections resulted in anticipated cash flow materially equal to or greater than the initial projections, we concluded that no further evaluation or adjustment with respect to the carrying value of the goodwill of the audio and web conferencing reporting unit was necessary as of June 30, 2014.

Although the closing ONSM share price declined from $0.27 per share at September 30, 2013 to $0.20 per share as of June 30, 2014, the comparison of our book value to our market capitalization as of June 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium, supported our conclusion that there were no conditions with respect to our market capitalization as of June 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The closing ONSM share price was $0.18 per share on August 8, 2014.

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

ITEM 4T.

 CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of June 30, 2014, our internal control over financial reporting was not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2014  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleged breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and sought money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also agreed to pay him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also agreed to transfer certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $20,000, to Mr. Cohen. No further purchase price or other amounts will be payable by us under the agreements entered into at the time of the November 30, 2012 acquisition, including the Asset Purchase Agreement, the Total Free Conferencing Business Revenue Share Agreement and the Master Agent and Non-Compete Agreement. Under the terms of the settlement agreement, Mr. Cohen’s non-compete agreement was cancelled and replaced by mutual agreements as to non-disparagement and non-solicitation. Based on the litigation settlement, as of June 30, 2014 we reduced the previously estimated liability recorded on our books for the unpaid portion of the purchase price to an estimated settlement liability of $40,000. We believe that the amounts ultimately payable by us in accordance with this settlement will not be materially greater than this estimate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of May 20, 2014 it was conclusively determined that our five senior executives (the “Executives”) were entitled to an aggregate of 250,000 fully restricted common shares, related to achievement of one of the financial objectives for fiscal 2014, as outlined in an Executive Incentive Plan authorized by our Board of Directors on February 20, 2013. These 250,000 shares, which had a fair market value of $52,500 on the date they were determined to be earned, were issued to the Executives in June 2014.

During July 2014 we issued 300,000 unregistered common shares, valued at $60,000 in connection with a transaction with Sigma on February 28, 2014, under which we borrowed $500,000 pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge and Thermo Credit LLC. In accordance with the terms of the Sigma Note 2 financing, if by June 30, 2014 we had not signed a definitive agreement calling for receipt of funds in excess of $2.0 million as a result of the sale of all or a part of our operations or assets, we would be obligated to issue Sigma and Sigma Capital, in aggregate, another 300,000 restricted common shares plus pay Sigma Capital an additional cash fee of $100,000. Those conditions were not met as of June 30, 2014.

During July 2014 we issued 235,000 unregistered common shares for investor relations and financial consulting services valued at approximately $42,000, which will be recognized as professional fees expense over a service period of twelve months.

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

Date: August 19, 2014

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

