Form 10-K
period 2014-09-30
Onstream Media CORP
filed 2015-06-12
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes [   ] No [  X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2014 was approximately $4.3 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 8, 2015, 22,544,580 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2014, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.   BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 88 full time employees as of September 30, 2014, with operations organized in two main operating groups:

•         Audio and Web Conferencing Services Group

•         Digital Media Services Group

Products and services provided by each of the groups are:

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. This group represented approximately 67.3% and 64.9% of our revenues for the years ended September 30, 2014 and 2013, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

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

 Digital Media Services Group

Our Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.  This group represented approximately 32.7% and 35.1% of our revenues for the years ended September 30, 2014 and 2013, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

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

We have expanded our marketing efforts during recent years to include: targeted e-mail campaigns, trade show participation, advanced search engine optimization, pay-per-click, a public relations byline program and selected trade magazine advertising. We intend to continue these actions during the coming year.

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2014 or 2013.

Competition

We operate in highly competitive and rapidly changing business segments. Our competition includes:

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

Our webcasting products and services fall into two competitive areas: live or archived financial and fair-disclosure related conferences, and all other live or archived webcast productions for the corporate, financial, educational and government segments.  In the financial conferences area, we compete with Accordent Technologies (Polycom), BT Conferencing, Intercall, Kaltura, Livestream, MediaPlatform, Netbriefings, ON24, Premiere Global Services (PGi), PTEK Holdings, Qumu, Shareholder.com, Sonic Foundry, Thomson Financial Group, VBrick, ViaVid, Viewcast, Wall Street Transcripts, WILink, Ustream and others that offer live webcasts of quarterly earnings conference calls. This list includes entities that are currently active resellers of our services and not in significant competition with us, but could compete with us under certain circumstances. For other webcast production, we compete with other smaller geographically local entities.  Our production services, however, have been in demand by some of our competitors, and from time to time we have provided services to these companies.  The nature of the streaming media sector of the Internet market is highly interdependent while being competitive.

The Digital Media Services Group provides a live streaming and publishing platform to multiple players, including mobile devices. While there is competition for the provision of these digital media services, our strategic offering of integrated webcasting, multi-screen encoding, intelligent syndication with broad spectrum video indexing services, all as part of a unified and scalable digital media platform (the DMSP), provides significant differentiation from our competitors. Furthermore, most of our competitors focus on the media and entertainment industry, while we primarily target corporate, enterprise, government and education clients. Our platform competes with other online video platforms such as ExtendMedia, LiveStream, Move Networks, Ooyala (Telstra), thePlatform (Comcast), Ustream and others. Other companies that compete in some portion of the digital media services market targeted by us include Akamai, Ascent Media, BrightCove, Edgecast, Limelight, Neulion, PermissionTV, Sonic Foundry, Telestream,  Twistage, and VitalStream (Internap).

Competition for audio and web conferencing is primarily segregated between the low-cost, low-service offerings such as FreeConference.Com and other more high-end providers such as Arkadin, BT Conferencing, GoToMeeting, IBM SmartCloud, Intercall Conferencing, Microsoft Lync, Premiere Global Services (PGi), ReadyTalk and WebEx (Cisco). Our Infinite division services a niche market for audio and web conferencing services primarily for SMB (small to medium size) companies looking for superior customer service at an affordable rate. This division's niche also includes a growing demand for lead generation “webinars” (seminars presented via the Internet), which it addresses by offering a dedicated account manager to coordinate a customized solution for each event.

Competition for the multimedia networking services provided by our EDNet division is based upon the ability to provide equipment, connectivity and technical support for disparate audio communications systems and to provide interoperable compatibility for proprietary and off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, bridging services, engineering availability and service quality, we believe that the number of multimedia networking competitors is small and will remain so. This division's advantage is the provision of a total solution including system design, isochronous (a data flow type used for streaming audio and video) connection or broadband connection sourcing, and custom software connectivity applications that include a comprehensive digital path for cinema, radio and television production transport. However, companies that compete in some portion of the multimedia products and services market targeted by us include Broadcast Supply Worldwide, DigiFon, Out of Hear, Source Elements and Telos Systems.

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

Certain of our services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with audio conference calls. In addition, in 2011 the FCC announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology and in April 2012 issued a “Further Notice of Proposed Rulemaking” (the “2012 FNPRM”), which if implemented might expand the types of business operations that are considered subject to USF contribution payments.  The 2012 FNPRM sought comments from the public on four major areas: (i) clarifying and modifying the FCC’s rules on what services and service providers must contribute to the fund (ii) whether the FCC should reform the current revenues system or adopt an alternative system, (iii) how to improve administration of the contribution system and (iv) how to improve the contributions methodology with respect to the recovery mechanisms from end users (including changes with respect to our current practice of recovering our USF contributions from our customer end-users through a line-item (surcharge) on our invoices to them).  The period for submitting comments closed on August 6, 2012.  On August 7, 2014 the FCC asked the Federal-State Joint Board on Universal Service to provide its recommendations, on or before April 7, 2015, with respect to the 2012 FNPRM. While we believe that we have registered our operations appropriately with the FCC, including the filing of both quarterly and annual reports regarding the revenues derived from audio conference calling, and the remittance of USF contributions thereon, it is possible that our determination of the extent to which our operations are subject to USF could be challenged or changed. It is also possible we would need to change our pricing structure in order to maintain our current margins, with our ability to do that possibly affected by the related actions of our competitors. However, we do not believe that the ultimate outcome of any such challenge or changes would have a material adverse effect on our financial position or results of operations.

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

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. As a result of that hearing, which we attended, the Patent Trial and Appeal Board affirmed the Examiner’s rejection in part and reversed the Examiner’s rejection in part on October 27, 2014.  In response, on March 5, 2015 the Examiner issued a new Office Action rejecting the claims.  We conducted an interview with the Examiner on April 9, 2015 and filed a response to the Office Action on May 26, 2015.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and we filed the related appeal brief on June 9, 2014, which the USPTO responded to with an Examiner’s Answer on September 3, 2014.  On November 3, 2014 we filed a reply brief with the Patent Trial and Appeal Board, where it is awaiting review.

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

Employees

As of May 8, 2015 we had approximately 86 full time employees, of whom 52 were design, production and technical personnel, 16 were sales and marketing personnel and 18 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

We were formed under the laws of the State of Florida in May 1993.  Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.   PROPERTIES

                We lease:

•             an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting activities.  Our lease, which expired on September 15, 2013, provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. We have notified the landlord of our exercise of the renewal option, although the landlord has not yet confirmed that we have met the conditions for such renewal. The current monthly base rental is approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly).

•             an approximately 1,300 square foot facility at 901 Battery Street, Suite 210 in San Francisco, which serves as administrative headquarters for the Smart Encoding division of the Digital Media Services Group, as well as the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on September 30, 2018. The monthly base rental is approximately $5,400 (excluding month-to-month parking) with annual increases of approximately 3.0%.

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

•             business offices located at 545 Fifth Avenue, New York City, New York.  These offices total approximately 1,200 square feet and serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 24, 2018 and provides one two-year renewal option at the greater of the fifth year rental or fair market value. The lease also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000. The monthly base rental is approximately $8,400 with annual increases up to 2.8%.

•             small limited purpose office space in San Diego, California and Colorado Springs, Colorado on short-term leases with remaining maturities of less than one year, as well as equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota.

ITEM 3.   LEGAL PROCEEDINGS

We are involved in litigation and regulatory investigations of the type arising from time to time in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our future financial position or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on OTC Markets' OTC Pink marketplace ("OTCP"), under the symbol "ONSM."  Effective January 29, 2015, OTC Markets notified us that because we were not current in our reporting obligations with the SEC at that time that they had determined that we did not comply with the OTC Markets' OTCQB marketplace ("OTCQB") eligibility standards as required within 120 days after our fiscal year end date and accordingly the listing of our common stock was moved from OTCQB to OTCP.

On October 21, 2011, we received a letter from NASDAQ advising us that for the 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum bid price required for continued listing on The NASDAQ Capital Market ("NASDAQ"), pursuant to NASDAQ Listing Rule 5550(a)(2)(a) (the “Bid Price Rule”). The letter stated that we would be provided 180 calendar days, or until April 18th, 2012, to regain compliance with the Bid Price Rule, which deadline was subsequently extended on a one-time basis to October 15, 2012. To regain compliance, the closing bid price of our common stock would need to be at least $1.00 per share for a minimum of ten consecutive business days prior to that date. Effective October 22, 2012, our Board of Directors voluntarily decided to move the listing of our common stock from NASDAQ to OTCQB.

The following table sets forth the high and low closing sale prices for our common stock as reported on NASDAQ, OTCQB or OTCP, as applicable, for the period from October 1, 2012 through May 8, 2015. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR 2013
First Quarter	$0.48	$0.27
Second Quarter	$0.55	$0.29
Third Quarter	$0.49	$0.27
Fourth Quarter	$0.35	$0.26

FISCAL YEAR 2014
First Quarter	$0.30	$0.17
Second Quarter	$0.30	$0.18
Third Quarter	$0.24	$0.18
Fourth Quarter	$0.22	$0.16

FISCAL YEAR 2015
First Quarter	$0.21	$0.15
Second Quarter	$0.21	$0.13
Third Quarter (to May 8, 2015)	$0.21	$0.13

On May 8, 2015, the last reported sale price of the common stock on OTCP was $0.20 per share.   As of May 8, 2015 there were approximately 546 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. As of May 8, 2015, there are no preferred shares outstanding.

Recent Sales of Unregistered Securities

During September 2014 we issued 45,000 unregistered common shares for investor relations and financial consulting services valued at approximately $9,000, which will be recognized as professional fees expense over service periods of up to eight months.

During December 2014 we issued 480,000 unregistered common shares for investor relations and financial consulting services valued at approximately $83,000, which will be recognized as professional fees expense over service periods of up to ten months.

All of the above securities were offered and sold without such offers and sales being registered under the Securities Act of 1933, as amended (together with the rules and regulations of the Securities and Exchange Commission (the "SEC") promulgated thereunder, the "Securities Act"), in reliance on exemptions therefrom as provided by Section 4(a)(2) of the Securities Act of 1933, for securities issued in private transactions. The recipients were accredited investors and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act of 1933 or the availability of an applicable exemption therefrom. The purchasers had access to business and financial information concerning our company. Each purchaser represented that he or she was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2007 Equity Incentive Plan (1)	556,185	$ 1.82	566,052 (2)

Equity compensation plans approved by shareholders	None	None	None

Equity compensation plans not approved by shareholders (3)	300,000	$ 1.50	None

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

(2)   Based on the issuance of 3,377,763 common shares under the Plan (including the 3,000,000 Executive Incentive Shares issued or issuable during fiscal years 2013 and 2014 as discussed in Item 11 – Executive Compensation) through September 30, 2014, 481,185 outstanding employee, consultant and director Plan Options as of September 30, 2014 and 75,000 outstanding financial consultant Plan Options as of September 30, 2014, there were 566,052 shares available for additional issuances under the Plan as of September 30, 2014. After considering the 481,185 outstanding employee, consultant and director Plan Options, and 25,000 of the outstanding financial consultant Plan Options, as of September 30, 2014 that expired without being exercised at various dates through March 2015, there were 1,072,237 shares available for additional issuances under the Plan as of May 8, 2015.

On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan would be in the form of Fully Restricted (as defined in the Executive Incentive Plan) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives. Accomplishment of the objectives for fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group. A lesser amount of Executive Incentive Shares would be issuable for achievement of only one or two of the three objectives set for that year.

(3)   During the fiscal year ended 2011, we issued Non-Plan options to consultants in exchange for financial consulting and advisory services, 300,000 of which were still outstanding and fully vested as of September 30, 2014, but which expired without being exercised in March 2015.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 86 full time employees as of May 8, 2015, with operations organized in two main operating groups:

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

Recent Developments

As of September 30, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) for principal and accrued interest aggregating $1,539,340. After our December 31, 2014 payment to Sigma of all accrued interest through that date, plus regular monthly interest payments after that date, but no principal payments, we are currently obligated to Sigma under an outstanding secured note for $1,358,000, with interest payable monthly at 21% per annum and the principal due on October 15, 2015 (the “New Sigma Note”).  In the event of our default on the New Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share. An April 30, 2015 financing agreement with Sigma provides that if our SEC filings are current and the auditor’s report given in connection with the 2014 Form 10-K does not contain a going concern qualification, and Sigma, at its own and sole discretion, has determined that there has been no adverse change in our business since September 30, 2013 (other than items disclosed as specified), Sigma will loan us an additional $200,000 (net), to be used for the repayment of certain of the Working Capital Notes. See Liquidity and Capital Resources for further details with respect to our financing transactions with Sigma.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC will decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line. See Liquidity and Capital Resources for the details of this and related transactions.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or March 1, 2016 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status.

On July 29, 2014, we entered into a settlement agreement with respect to litigation with Intella2 and its owner, Paul Cohen, that commenced in November 2013 in connection with our November 2012 acquisition of Intella2’s operations, and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014. Based on the litigation settlement, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to the $38,000 we ultimately paid under the settlement (in cash and equipment), which resulted in our recognition of other income of approximately $744,000 for the year ended September 30, 2014.

Revenue Recognition

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement exists between us and the customer, (ii) the goods or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured.

Our Audio and Web Conferencing Services Group recognizes revenue from audio and web conferencing as well as customer usage of digital network connections.

The Infinite and OCC divisions generally charge for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services. The EDNet division primarily generates revenue from customer usage of digital network connections. EDNet purchases the rights to access digital network connections from national communications companies and resells such access to its customers for a fixed monthly fee plus separate per-minute usage charges. Network usage and bridging (managed transcoding and multipoint sessions) revenue is recognized based on the timing of the customer’s usage of those services.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2014 was approximately $1.7 million ($0.07 loss per share) as compared to a net loss of approximately $7.2 million ($0.39 loss per share) for the prior fiscal year, a decrease in our net loss of approximately $5.5 million (76.9%). The decreased net loss was primarily due to an approximately $3.2 million aggregate decrease in impairment losses on goodwill and property and equipment recognized in fiscal 2013, versus no corresponding amounts recognized in fiscal 2014 and an approximately $1.8 million, or 18.8%, decrease in compensation, including compensation paid with equity, as compared to the prior fiscal year, as the fiscal 2013 compensation expense included the expense for initial share issuances under the Executive Incentive Plan partially made for service previous to fiscal 2013.

Year ended September 30, 2014 compared to the year ended September 30, 2013 - The following table shows, for the periods indicated, the percentage of revenue represented by items on our consolidated statements of operations.

	Years ended September 30,
	2014	2013
Revenue:
Audio and web conferencing	56.0%	53.0%
Webcasting	26.6	28.8
Network usage	11.0	11.3
DMSP and hosting	5.5	5.6
Other	0.9	1.3
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.8%	14.6%
Webcasting	7.1	7.9
Network usage	4.8	5.5
DMSP and hosting	1.0	0.8
Other	0.2	0.4
Total costs of revenue	27.9%	29.2%

Gross margin	72.1%	70.8%

Operating expenses:
Compensation (excluding equity)	42.6%	46.2%
Compensation (paid with equity)	3.4	9.5
Professional fees	8.0	6.9
Other general and administrative	13.6	14.8
Impairment loss on goodwill	-	12.8
Impairment loss on property and equipment	-	5.8
Depreciation and amortization	5.6	7.4
Total operating expenses	73.2%	103.4%

Loss from operations	(1.1)%	(32.6)%

Other expense, net:
Interest expense	(12.3)%	(8.2)%
Debt extinguishment loss	(0.8)	(0.8)
Gain from litigation settlement	4.4	-
Total other expense, net	(8.7)%	(9.0)%

Net loss	(9.8)%	(41.6)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the years ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$16,933,194	$17,217,998	$(284,804)	(1.7)%
Total costs of revenue	4,722,221	5,029,377	(307,156)	(6.1)
Gross margin	12,210,973	12,188,621	22,352	0.2%

General and administrative expenses	11,435,174	13,332,513	(1,897,339)	(14.2)%
Impairment loss on goodwill	-	2,200,000	(2,200,000)	(100.0)
Impairment loss on property and equipment	-	1,000,000	(1,000,000)	(100.0)
Depreciation and amortization	956,027	1,274,168	(318,141)	(25.0)
Total operating expenses	12,391,201	17,806,681	(5,415,480)	(30.4)%

Loss from operations	(180,228)	(5,618,060)	(5,437,832)	(96.8)%

Other expense, net	(1,477,927)	(1,551,442)	(73,515)	(4.7)

Net loss	$(1,658,155)	$(7,169,502)	$(5,511,347)	(76.9)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $16.9 million for the year ended September 30, 2014, a decrease of approximately $285,000 (1.7%) from the prior fiscal year, due to decreased revenues of the Digital Media Services Group, partially offset by increased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $5.5 million for the year ended September 30, 2014, a decrease of approximately $513,000 (8.5%) from the prior fiscal year, primarily due to a decrease in webcasting division revenues.

Webcasting division revenues decreased by approximately $455,000 (9.2%) for the year ended September 30, 2014 as compared to the prior fiscal year. We produced approximately 3,900 webcasts during the year ended September 30, 2014, which was approximately 900, or 18.8%, less than the number of webcasts produced in the prior fiscal year. The impact on revenue arising from the decreased number of events was partially offset by an increase in the average revenue per webcast event to $1,222 for the year ended September 30, 2014, which represented an increase of $152, or 14.2%, from the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

We believe that our webcasting division revenues will be favorably impacted during fiscal 2015 by the effect of new products as well as improvements to existing products as well as increased sales to government entities. New and improved products include (i) a comprehensive update to our Visual Webcaster webcasting platform (VW4), which we released in January 2013 and have been updating with new features since then, (ii) our Virtual Conference Center which is a multiple event conference venue with integrated webcasting (and based on our MP365 technology), (iii) iEncode, a service that allows our customers to self-encode their live professional video and attach the streams to the Visual Webcaster system in the cloud, allowing our customers to take advantage of using their internal staff and facilities while still utilizing all of the Visual Webcaster features and (iv) a “do it yourself” large audience webcasting product currently in development that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line.

Audio and Web Conferencing Services Group revenues were approximately $11.4 million for the year ended September 30, 2014, an increase of approximately $229,000 (2.0%) from the prior fiscal year. This increase arose primarily from the revenues of the Infinite division of approximately $8.5 million for the year ended September 30, 2014, which represented an increase of approximately $437,000 (5.4%) as compared to the prior fiscal year. This was in turn due to a 12.4% increase in the number of minutes billed which was approximately 148.2 million for the year ended September 30, 2014, as compared to approximately 131.8 million minutes for the prior fiscal year.  This increase in the number of minutes billed was partially offset by a decrease in average revenue per minute, which was approximately 6.0 cents for the year ended September 30, 2014, as compared to approximately 6.3 cents for the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

We believe that Infinite’s alliances with existing and new third party conferencing providers, anticipated internal software development and other sales and marketing initiatives, should continue to favorably impact Infinite division revenues during fiscal 2015.

The revenues of our OCC division, which is included in the Audio and Web Conferencing Services Group, were approximately $1.0 million for the year ended September 30, 2014, which represented a decrease of approximately $70,000 (6.5%) as compared to the prior fiscal year. The OCC division is being managed by our Infinite Conferencing division, which specializes in audio and web conferencing. The OCC division acquired Intella2 Inc., a San Diego-based communications company (“Intella2”) on November 30, 2012. Accordingly, twelve months of Intella2 revenues were recognized during the year ended September 30, 2014 versus just ten months of Intella2 revenues during the prior fiscal year. The Intella2 acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 include audio conferencing, web conferencing, text messaging, and voicemail.

The OCC division revenues included approximately $172,000 of free conferencing business revenues for the year ended September 30, 2014, as compared to approximately $225,000 for the prior fiscal year. Since November 2013, we have been involved in litigation with Intella2 and its owner, Paul Cohen, in connection with the Intella2 acquisition. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

Based on information compiled thus far, our revenues for the first six months of fiscal 2015 are expected to be approximately equal to the revenues for the corresponding fiscal 2014 period. However, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, we expect to achieve revenue growth during the remainder of fiscal 2015, as compared to the corresponding prior year period, although this cannot be assured. The preceding statements are before considering the impact on our reported revenues, if any, related to our March 2015 sale of certain of Infinite’s audio conferencing customer accounts to a third party, representing historical annual revenues of approximately $1.35 million and as discussed in more detail under Liquidity and Capital Resources below.

Consolidated gross margin was approximately $12.2 million for the year ended September 30, 2014, an increase of approximately $22,000 (0.2%) from the prior fiscal year. However, our consolidated gross margin percentage was 72.1% for the year ended September 30, 2014, versus 70.8% for the prior fiscal year. This increase in percentage was primarily due to a reduction in network usage cost of sales (proportionally greater than the reduction in revenues) and a reduction in audio and web conferencing cost of sales, in absolute dollars, even though audio and web conferencing revenues increased.

Effective June 2014, we renegotiated a supplier contract representing approximately $263,000 in annualized savings, which we expect will reduce our cost of sales by approximately $202,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $220,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period.

Primarily because of these anticipated cost savings as well as our expectations for revenue growth arising from our recent and anticipated introductions of several new or enhanced products, we expect our consolidated fiscal 2015 gross margin will exceed our consolidated fiscal 2014 gross margin, although this cannot be assured. The preceding statement is before considering the impact on our reported revenues, if any, related to our March 2015 sale of certain of Infinite’s audio conferencing customer accounts to a third party, representing historical annual revenues of approximately $1.35 million and as discussed in more detail under Liquidity and Capital Resources below.

Operating Expenses

Consolidated operating expenses were approximately $12.4 million for the year ended September 30, 2014, a decrease of approximately $5.4 million (30.4%) from the prior fiscal year, primarily due to an approximately $3.2 million aggregate decrease in impairment losses on goodwill and property and equipment recognized in fiscal 2013, versus no corresponding amounts recognized in fiscal 2014 and an approximately $1.8 million, or 18.8%, decrease in compensation, including compensation paid with equity, as compared to the prior fiscal year. This decrease in total compensation was comprised of an approximately $1.1 million, or 64.9%, decrease in compensation paid with equity, and an approximately $737,000, or 9.3%, decrease in compensation other than amounts paid with equity, both as compared to the prior fiscal year.

The $3.2 million aggregate impairment losses on goodwill and property and equipment recognized in fiscal 2013 was comprised of a $2.2 million impairment loss on goodwill and a $1.0 million impairment loss on property and equipment. The $2.2 million impairment loss on goodwill is discussed in detail under Critical Accounting Policies and Estimates below. With respect to the $1.0 million impairment loss on property and equipment, as of September 30, 2013 we had capitalized as part of other internal use software approximately $1.5 million of employee compensation and payments to contract programmers for development of the MP365 platform. Based on the very limited revenues from MP365 during the year ended September 30, 2013, as well as our decisions that as of September 30, 2013 future development of MP365 would be very limited and that the MP365 division would be discontinued, with MP365 becoming a product offered by the webcasting division, we determined that it would be appropriate to evaluate the remaining carrying value of the former MP365 division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the MP365 product, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. As a result of our analysis, we recognized a net impairment loss of $1.0 million for the year ended September 30, 2013, resulting from our write-off of approximately $1.5 million of capitalized development costs having a net book value of approximately $1.0 million net of the accumulated depreciation of those costs prior to the write-off. After the recognition of the impairment loss, the carrying cost of the MP365 capitalized internal software was reduced to approximately $13,000, which was depreciated over the twelve months ending September 30, 2014.

In February 2013, we (as authorized by our Board of Directors) established an Executive Incentive Plan, under which the five Executives could receive fully restricted (as defined in the Executive Incentive Plan) common shares (“Executive Incentive Shares”), issued based on the Company achieving certain financial objectives (as defined in the Executive Incentive Plan). The non-cash compensation expense recognized by us related to the Executive Incentive Shares issued during fiscal 2014 was approximately $97,500 versus the expense related to the Executive Incentive Shares issued during fiscal 2013 of approximately $1.2 million, representing a net decrease of approximately $1.1 million in fiscal 2014 as compared to fiscal 2013. These issuances are detailed as follows:

o    In February 2013, the initial issuance authorized under the Executive Incentive Plan was an aggregate of 2,250,000 Executive Incentive Shares, which were issued in connection with meeting certain financial objectives related to fiscal 2011 and fiscal 2012 as well as earned compensation for past service and in recognition that all options previously held by, or promised to, the Executives had been cancelled. These 2,250,000 Executive Incentive Shares were recorded on our financial statements based on their fair value at the time of the February 2013 authorization, which was $1,237,500 (based on $0.55 per share), less the approximately $100,000 Black-Scholes value of the cancelled stock options as calculated immediately before their cancellation, for a net expense of approximately $1,137,000. In September 2013, the Executives as a group were issued an aggregate of 250,000 Executive Incentive Shares for meeting one of the fiscal 2013 objectives - achieving positive EBITDA, as adjusted, for at least two quarters of fiscal 2013. Accordingly, those shares were recorded on our financial statements and reflected as non-cash compensation expense of $77,500 for the year ended September 30, 2013, based on their fair value of $0.31 per share as of August 9, 2013, the date it was conclusively determined that the objective had been met and the shares had been earned.

o    With respect to fiscal 2014, the Executives have earned an aggregate of 500,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those 500,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $97,500 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 250,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.0 million in annualized savings, which accounted for an approximately $711,000 reduction in cash compensation expense for the year ended September 30, 2014, as compared to the corresponding prior year period. We expect these headcount reductions will also reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period.

Professional fee expenses were approximately $1.3 million for the year ended September 30, 2014, an increase of approximately $154,000 (12.9%) from the prior fiscal year, primarily due to legal fees related to the Intella2 litigation in fiscal 2014 as well as legal and consulting expenses associated with certain other one-time financing and business development projects undertaken by us in fiscal 2014. While it is possible that there could be other litigation or financing and business development projects during fiscal 2015, we currently expect such professional fees expenses for fiscal 2015 to be less than the corresponding prior year amounts.

Excluding the impact, if any, arising from any goodwill impairment charges, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal 2015 to be less than the corresponding prior year amounts, although this cannot be assured.

Other Expense

Other expense of approximately $1.5 million for the year ended September 30, 2014 represented an approximately $74,000 (4.7%) decrease as compared to the prior fiscal year. This decrease was primarily due to an approximately $744,000 gain from litigation settlement, for which there was no comparable transaction in the prior fiscal year, partially offset by an approximately $679,000, or 48.1%, increase in interest expense for the year ended September 30, 2014, as compared to the prior fiscal year.

On July 29, 2014, we entered into a settlement agreement with respect to litigation with Intella2 and its owner, Paul Cohen, that commenced in November 2013 in connection with our November 2012 acquisition of Intella2’s operations, and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we transferred all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also paid him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also transferred certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $14,000, to Mr. Cohen and incurred other transition expenses of approximately $4,000. No further purchase price or other amounts will be payable by us under the agreements entered into at the time of the November 2012 acquisition. Based on the litigation settlement, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to the $38,000 we ultimately paid under the settlement (in cash and equipment), which resulted in our recognition of other income of approximately $744,000 for the year ended September 30, 2014.

The approximately $679,000 increase in interest expense was primarily attributable to (i) an approximately $309,000 increase for the aggregate of cash and non-cash interest expense recognized for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013), which was approximately $542,000 for the year ended September 30, 2014 and approximately $233,000 for the prior fiscal year and (ii) approximately $341,000 for the aggregate of cash and non-cash interest expense recognized during the year ended September 30, 2014 for Sigma Note 2 (which was funded in February 2014) and for which we recognized no interest expense during the prior fiscal year.

Liquidity and Capital Resources

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. Although we had cash of approximately $389,000 at September 30, 2014, we had a working capital deficit of approximately $3.9 million at that date.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. Borrowings under the Line are subject to certain formulas with respect to the amount and aging of the underlying receivables. The outstanding balance (approximately $1.7 million as of September 30, 2014 and as of May 8, 2015) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid on an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter.

The terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance. The delay in the formal renewal of the Line is primarily related to discussions between the Lender and us as to how these direct deposit provisions could be implemented and administered in a mutually acceptable manner.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through September 30, 2014.

As discussed below, in March 2015 we sold certain of Infinite’s audio conferencing customer accounts to a third party, representing historical annual revenues of approximately $1.35 million. As a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC will decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line.

On March 21, 2013 we closed our initial transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which we received $600,000 pursuant to a senior secured note collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge (“Sigma Note 1”). On June 14, 2013, Sigma Note 1 was amended for our receipt of immediate additional funding of $345,000. On February 28, 2014, Sigma Note 1 was further amended so that interest would continue to accrue at 17% per annum but the monthly principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1. We completed another transaction with Sigma on February 28, 2014, under which we borrowed $500,000 pursuant to a senior secured note having the same collateral and payment priority as Sigma Note 1 (“Sigma Note 2”). The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), was due on October 31, 2014. As part of a September 15, 2014 agreement with Sigma, the above principal and interest payments, totaling $1,581,870 for Sigma Notes 1 and 2, were replaced by our agreement to pay Sigma an approximate total of $1,605,693 on December 31, 2014, which total included interest accrued through that date.

Including the value of the common stock issued as part of the above transactions plus the amount of cash paid for related financing fees and expenses, the effective interest rates for Sigma Note 1 ranged from approximately 56% to 66% per annum, and for Sigma Note 2 ranged from approximately 66% to 115% per annum, from the inception of the respective notes through September 30, 2014.

On December 31, 2014, we entered into an agreement with Sigma whereby we paid Sigma approximately $248,000 accrued interest on Sigma Notes 1 and 2, which were then cancelled and replaced with a new note payable to Sigma in the principal amount of $1,358,000 (the “New Sigma Note”) and having a maturity date of October 15, 2015 (after giving effect to an April 30, 2015 agreement with Sigma). The New Sigma Note earns interest at 21% per annum until paid, which interest is payable in cash monthly. The collateral and payment priority for the New Sigma Note are unchanged from Sigma Notes 1 and 2. After October 15, 2015, Sigma shall have the right to convert the New Sigma Note (including the accrued interest thereon), in its entirety or partially, and at its option, into our common shares at a price of $0.30 per share and such conversion right is also exercisable before October 15, 2015, but only if (i) we are in default on the New Sigma Note or (ii) we are sold.

The April 30, 2015 agreement with Sigma provides that if we file our September 30, 2014 Form 10-K with the SEC on or before June 30, 2015 and the auditor’s report given in connection with the September 30, 2014 Form 10-K does not contain a going concern qualification, and Sigma, at its own and sole discretion, has determined that there has been no adverse change in our business since September 30, 2013 (other than items disclosed in our June 30, 2014 Form 10-Q and/or updates in a schedule to the April 30, 2015 financing agreement), Sigma will loan us an additional $225,000 ($200,000 net cash to us, after deducting a $25,000 fee for such loan) (the “Additional Sigma Loan”), which will be payable on the same terms as the New Sigma Note. The April 30, 2015 financing agreement provides that the proceeds of the Additional Sigma Loan will be used for the repayment of certain of the Working Capital Notes, as discussed below in this note 4. Notwithstanding the foregoing, in no event shall Sigma be required to make the Additional Sigma Loan if we are not current in all of our SEC filings at the time of them making the Additional Loan, including, without limitation, our annual reports on Form 10-K and quarterly reports on Form 10-Q.  Our September 30, 2014 Form 10-K was filed with the SEC on June 12, 2015 and the related auditor’s report had no going concern qualification. However, our December 31, 2014 10-Q, due on February 14, 2015 and our March 31, 2015 10-Q, due on May 14, 2015, have not been filed as of June 12, 2015.

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we (i) paid Sigma Capital an initial advisory fee of $100,000, (ii) issued 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, (iii) paid Sigma approximately $20,000 as reimbursement of legal expenses and (iv) agreed to make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital totaling $40,000 in monthly installments from July 15, 2015 through October 15, 2015. We also agreed that in the event the Additional Sigma Loan discussed above is made we will pay Sigma Capital a $25,000 transaction fee and an additional $2,500 per month advisory fee, commencing from the date of the Additional Sigma Loan.

The April 30, 2015 Agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital  an aggregate of $17,500 for such damages through June 12, 2015 and have agreed that if we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date, (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date, (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first.

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s).

As of September 30, 2014 and as of May 8, 2015, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum. On September 10, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from October 15, 2014 to December 31, 2014, in exchange for our agreement to increase the origination fee payable under such note by 25,000 restricted common shares. On December 31, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from December 31, 2014 to June 30, 2015, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On April 30, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from June 30, 2015 to October 15, 2015, in exchange for our agreement to increase the origination fee payable under such note by 30,000 restricted common shares.

In connection with the New Sigma Note, as amended, an agreement was executed between Sigma and Rockridge, which included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 15, 2015, and always in case of our default on the New Sigma Note or the Rockridge Note, with such repayment being added to the principal of the New Sigma Note, accruing interest at 21% per annum payable monthly and the principal being due on the New Sigma Note maturity date. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through October 15, 2015, up to a maximum of $45,000 in total fees.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 696,667 restricted shares of our common stock (the “Shares”), which includes the increases noted above. The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of September 30, 2014.

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

As of September 30, 2014, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis. Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016. This amendment also provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. The $28,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

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

The Working Capital Notes originally called for payments of interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. They also provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, the Working Capital Notes are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result that portion of the Working Capital Notes is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The remaining outstanding principal balance of the other two Working Capital Notes as of September 30, 2014, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date, none of which has been paid as of June 12, 2015. As discussed in more detail above, the April 30, 2015 agreement with Sigma provides that under certain conditions, Sigma will loan us an additional $225,000 ($200,000 net cash to us, after deducting a $25,000 fee for such loan) to be used for the repayment of these two Working Capital Notes.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $88,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

As of September 30, 2014, we were obligated for $250,000 under unsecured subordinated notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates ranging from 12% to 20% per annum and, including the value of common shares issued to the various lenders in connection with these notes, had effective interest rates ranging from approximately 21% to 71% per annum. Modifications made in January 2014 to the terms of these notes extended the maturity dates to October 2014. Although we did not make the October 2014 principal payments, in March 2015 we repaid $75,000 of the outstanding principal on these notes and also extended the maturity date on the remaining $175,000 to March 1, 2016. The amended terms also provide that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $192,500, for the effect of $17,500 in aggregate due diligence fees earned by the noteholders in connection with the amendments. The amendments also provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

As of September 30, 2014, we were obligated for $625,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. One of the above notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, three of these notes representing an aggregate of $290,000 principal and which included the note held by Fuse, were amended to provide that the principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. We paid interest on the renegotiated notes but did not pay principal or interest on the other notes. We also did not make the principal payments on any of these notes when due on November 30, 2014, but effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $235,000 representing the aggregate outstanding principal on certain notes and (ii) we paid all accrued interest through that date related to certain other of the notes and those notes, which included the note held by Fuse, were amended to extend the maturity date of the $250,000 of aggregate outstanding principal to March 1, 2016. The amendments increase the aggregate outstanding principal balance on those two notes to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholders in connection with the amendments. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. One of the notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of June 12, 2015.

Including the value of common shares issued to the various holders in connection with these notes results in effective interest rates through September 30, 2014 ranging from approximately 26% to 43% per annum, except that the effective interest rate of the note held by Fuse is 12% per annum, after the write-off of a portion of the value of these common shares as a debt extinguishment loss, arising from the March 2013 modification of the note held by Fuse to add the conversion feature.

In connection with the initial issuance of the above notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we have agreed to buy back, under certain terms. If the fair market value of the stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued common stock from the investor at $0.40 per share. This only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $63,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share as of May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

In connection with the initial issuance of the above notes, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued stock from the investor at $0.80 per share. The above only applies to the extent the stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. The $27,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share as of May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

On September 30, 2014 we were obligated for $56,229 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), payable in monthly installments of $19,075 through December 15, 2014 (the “USAC Note”). These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

On May 15, 2015 we executed a letter agreement promissory note with USAC for $220,616, payable in monthly installments of $10,463 over twenty-four months starting June 15, 2015 through May 15, 2017. These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for USF contribution payments not made by us during the first and second quarters of fiscal 2015.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of September 30, 2014 and as interest expense for the year then ended.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financing. The $108,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share as of May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share as of September 30, 2014, the gross proceeds would be approximately $87,500 and the shortfall would be approximately $87,500. Therefore, we increased the approximately $44,000 liability initially recorded by us by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014 which resulted in an approximately $98,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, the gross proceeds would be approximately $87,500 and the shortfall would be approximately $87,500.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2014 are approximately $1.7 million, subject to a five percent (5%)  increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of May 8, 2015, the base salary payments to the Executives are 10.3% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares. Although, as of June 12, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $221,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2014. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $153,000, or the equivalent in common shares.

On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to certain changes in the Executives’ employment agreements, which among other things included the implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan would be in the form of Fully Restricted (as defined below) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives as follows for fiscal year 2015:

•         Increased revenues (as compared to the respective prior year).

•         Positive operating cash flow (as defined in the Executive Incentive Plan).

•         EBITDA, as adjusted, (as defined in the Executive Incentive Plan) for at least two quarters.

Accomplishment of the objectives for fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group. A lesser amount of Executive Incentive Shares would be issuable for achievement of only one or two of the three objectives set for that year.

With respect to fiscal 2014, the Executives have earned an aggregate of 500,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those 500,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $97,500 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 250,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned. Since the second tranche of 250,000 shares earned in fiscal 2014 has not been issued to the Executives as of May 8, 2015, it is reflected on our September 30, 2014 balance sheet as shares committed for issuance.  We expected to issue these shares shortly after the September 30, 2014 10-K is filed. Accomplishment of the other objective for fiscal 2014 would have resulted in an aggregate of 125,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

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

As of September 30, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $56,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.7 million through September 30, 2019, of which approximately $632,000 relates to the year ending September 30, 2015.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $3.1 million, approximately $1.7 million of that commitment related to the one year period ending September 30, 2015 and the balance of such commitment related to the period from October 2015 through August 2017.

Projected capital expenditures for the year ending September 30, 2015 total approximately $600,000, which includes software and hardware upgrades to the webcasting platform (including VW4 and iEncode), the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.0 million in annualized savings, which we expect will reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2014, we also renegotiated a supplier contract representing approximately $263,000 in annualized savings, which we expect will reduce our cost of sales by approximately $202,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $220,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period.

Professional fee expenses were approximately $1.3 million for the year ended September 30, 2014, an increase of approximately $154,000 (12.9%) from the prior fiscal year, primarily due to legal fees related to the Intella2 litigation in fiscal 2014 as well as legal and consulting expenses associated with certain other one-time financing and business development projects undertaken by us in fiscal 2014. While it is possible that there could be other litigation or financing and business development projects during fiscal 2015, we currently expect such professional fees expenses for fiscal 2015 to be less than the corresponding prior year amounts.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or March 1, 2016 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable, as discussed above, and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses.

In connection with this sale, Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream Media Corporation (“Onstream”) and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.

In connection with this sale, Infinite and Partners entered into a Membership Interest Option Agreement (“Option Agreement”) whereby we have the right for the two-year period through February 28, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the Purchase Price plus a premium, which premium increases on a pro-rata basis to 20% of the Purchase Price over the two year period, subject to a minimum premium of 10%. Starting six months after the Effective Date, Partners may sell the Sold Accounts to a third party, provide that they must provide us four month written advance notice of such sale during which four month period we have the right to exercise our rights under the Option Agreement. In the event we do not exercise our rights under the Option Agreement, and Partners sells the Customer Accounts to a third party, we are entitled to receive 50% of any excess of the sales price to the third party over what would have been our option price under the Option Agreement.

The Option Agreement provides that during the two-year option term, and until the option closing in the event of a timely exercise of the option thereunder, neither Partners nor its members will (i) encumber any of Partners’ assets or membership interests to any party, other than Infinite, (ii) incur any liability whatsoever, whether actual or contingent, other than per the terms and provisions of the partnership operating agreement and the MSA or (iii) place a lien on the Sold Accounts.

In connection with this sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts.

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm, which we expect will be approximately $25,000 to $30,000 per year.

The MSA has a two year term expiring on February 28, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights as follows. Partners has the right to terminate the MSA, effective immediately upon written notice to Infinite, in the event of the following: (i) an Infinite Event of Default or (ii) the sale by Partners of the Sold Accounts subject to the terms of the Membership Interest Option Agreement.  An Infinite Event of Default is (i) Bankruptcy of Infinite (as defined), (ii) a lack of compliance by Infinite with the provisions of the MSA which is continuing five (5) business days after receiving written notice from partners specifying such lack of compliance or (iii) a breach by Infinite or Onstream of any obligation under the Make Whole Agreement. Infinite has the right to terminate the MSA, effective immediately upon written notice to Partners, in the event of a Partners Event of Default. A Partners Event of Default is (i) a deliberate and material lack of compliance by Partners with the provisions of the MSA which is continuing five (5) business days after receiving written notice from Infinite specifying such lack of compliance or (ii) a breach by Partners of Partners’ obligations under the Membership Interest Option Agreement.

Notwithstanding termination of the MSA, only for so long as the Infinite owns the Sold Accounts, Partners shall continue to pay the Management Fee, provided that Partners may deduct from such Management Fee Partners’ payment of all reasonable costs of providing the services to the Sold Accounts otherwise required to be provided by Infinite under the MSA.

The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

We have incurred losses since our inception, and have an accumulated deficit of approximately $140.4 million as of September 30, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. During the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes, as discussed above. However, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, we expect to achieve revenue growth in fiscal 2015, as compared to fiscal 2014 and excluding the impact of a fiscal 2015 transaction with Infinite Conferencing Partners LLC as discussed above. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through September 30, 2015. We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

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

The resolution of debt and other obligations becoming due after September 30, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October 2015, represents a future unknown contingency. These include Sigma Notes 1 and 2, and the Rockridge Note, which require principal payments on October 15, 2015 aggregating $1,758,000, as well as the Line which has a current outstanding principal balance of approximately $1,650,000.

Our cash balance increased by approximately $132,000 during the year ended September 30, 2014. This was the result of approximately $457,000 provided by operating activities and approximately $231,000 provided by financing activities, partially offset by approximately $556,000 used in investing activities.

Cash provided by operating activities of approximately $457,000 for the year ended September 30, 2014, represents an approximately $47,000 decrease in cash provided as compared to approximately $504,000 cash provided by operating activities for the prior fiscal year. The approximately $457,000 cash provided by operating activities for the year ended September 30, 2014 reflects (i) net cash provided by operating activities before changes in current assets and liabilities other than cash of approximately $529,000, primarily representing our net loss of approximately $1.7 million, reduced by approximately $2.9 million of non-cash expenses included in that loss, but partially increased for a non-cash gain on litigation settlement of approximately $744,000 and (ii) an approximately $72,000 net increase in non-cash working capital items. The primary non-cash expenses included in our loss for the year ended September 30, 2014 were approximately $1.0 million of amortization of discount on notes payable and convertible debentures, approximately $1.0 million of depreciation and amortization and approximately $576,000 of compensation expenses paid with common shares and other equity. The approximately $72,000 net increase in non-cash working capital items for the year ended September 30, 2014 is primarily due to an approximately $75,000 decrease in deferred revenue and an approximately $62,000 decrease in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $67,000 decrease in inventories and other assets. The approximately $72,000 net increase in non-cash working capital items represented approximately $622,000 less cash than the net decrease in non-cash working capital items of approximately $550,000 for the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $556,000 for the year ended September 30, 2014 as compared to approximately $1.5 million cash used in investing activities for the prior fiscal year. Current period investing activities related to the acquisition of property and equipment, including capitalized software development costs. Prior period investing activities related primarily to the November 30, 2012 Intella2 acquisition as well as the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $231,000 for the year ended September 30, 2014 as compared to approximately $929,000 cash provided by financing activities for the prior fiscal year. Current year period financing activities, as well as those in the comparable prior year period, primarily related to proceeds from notes payable, partially offset by repayments of notes and leases payable. Most of the cash provided by financing activities for the year ended September 30, 2013, excluding accounts receivable based borrowing and repayment activity under the Line, was associated specifically or generally with the November 30, 2012 Intella2 acquisition.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $8.9 million at September 30, 2014, representing approximately 66% of our total assets and approximately 205% of the book value of shareholder equity. In addition, property and equipment as of September 30, 2014 includes approximately $1.3 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 10% of our total assets and approximately 31% of the book value of shareholder equity.

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2014 and 2013 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

The material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division and the OCC/Intella2 division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized service to the entertainment industry (movies, television, advertising) that uses a specific type of network connection (integrated services digital network or “ISDN”) to transport its clients’ multimedia content. ISDN is a significantly different technology from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) analyses and, as part of the September 30, 2014 evaluation, market value (“MV”) analyses to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. For the September 30, 2014 evaluations, a third-party valuation services firm was engaged by us to assist with these analyses, value calculations and weightings.

Our management, with the assistance of the third-party valuation services firm for the September 30, 2014 evalution, determined the rates and assumptions ( including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group. As part of the DCF analyses, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the years ended September 30, 2014 and 2013, we determined that approximately 83% and 72%, respectively, of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

For the September 30, 2014 evaluation, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization).

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts as of September 30, 2014. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.16 per share as of September 30, 2014 - the closing ONSM share price was $0.20 per share on May 8, 2015.

Based on the above, we determined that it was more likely than not that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units were more than their respective carrying amounts as of September 30, 2014 and that further evaluation under the second step of the two-step process described above was not necessary.

With respect to September 30, 2013, based on the above, we determined that the FVs of the Acquired Onstream and EDNet reporting units, calculated as described above, were more than their respective net carrying amounts as of that date. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

EDNet’s operations are heavily dependent on the use of ISDN network connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-81, which appear at the end of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A (T).      CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. As a result of having to perform additional analyses with respect to goodwill impairment, we did not timely file this Annual Report on Form 10-K.

 Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of September 30, 2014, our internal control over financial reporting was not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name                                                              Age                                               Position

Randy S. Selman                                                            59                     Chairman of the Board, President and Chief Executive Officer

Alan M. Saperstein                                                        56                     Director and Chief Operating Officer

Robert E. Tomlinson                                                     58                     Senior Vice President and Chief Financial Officer

Clifford Friedland                                                         64                     Director and Senior Vice President Business Development

David Glassman                                                            64                     Senior Vice President and Chief Marketing Officer

Carl L. Silva (1) (2) (3) (4)                                             51                     Director

Leon Nowalsky (2) (3)                                                  53                     Director

Robert D. (“RD”) Whitney (1)                                     46                     Director

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

The primary experience, qualifications, attributes and skills that led us to conclude that Mr. Whitney should currently serve as a director, in light of our business and structure, are as follows: over 20 years management-level experience in marketing and publishing (including Tarsus Group and Kennedy Information) as well as extensive experience in creating strategy for both B2B and B2C marketplaces and in management of major conferences, executive forums, and events (Tarsus Group), all of which we believe will provide valuable insight with respect to the proper focus of our development and sales efforts with respect to webcasting, webinars and our other products and services.

There is no family relationship between any of the executive officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.  The bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Our most recent shareholders meeting was held on September 28, 2012. The board of directors elects officers annually and their terms of office are at the discretion of the Board although certain officers have employment contracts which are as discussed in Item 11 – Executive Compensation. Our officers devote full time to our business.

Expansion of our Board of Directors

Our bylaws provide that the number of directors shall be no less than two and no more than nine. Our Board of Directors currently consists of six directors.

Director Compensation Table

The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2014:

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

1)     Directors who are not our employees received $3,750 per quarter ($15,000 per year) as compensation for serving on the Board of Directors during fiscal 2014, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings.

2)     No shares or options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2014. Options granted in previous years were still held as of September 30, 2014 by members of our Board of Directors (excluding those who are Named Executive Officers), as follows:

Messrs. Silva and Nowalsky each held four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.23 per share (fair market value on the date of issuance), issued to them on January 14, 2011 as part of a company-wide grant. These fully vested options were exercisable at $1.23 per share, fair market value on the date of the grant, but expired unexercised on January 14, 2015.

Mr. Whitney holds immediately exercisable four-year Plan options to purchase 25,000 shares of our common stock with an exercise price of $1.00 per share (above fair market value on the date of issuance), issued to him on June 13, 2011 upon his initial appointment to our Board of Directors. This option will expire if not exercised by June 13, 2015.

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

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2014, there were four meetings of the Board, and the Board took action ten times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a charter for the Audit Committee. Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Audit Committee Charter at least once every three years, we have included a copy of the Audit Committee Charter as Exhibit 14.3 to our Form 10-K for fiscal 2013.

The Audit Committee is presently composed of Messrs. Silva (chairman) and Whitney. The Audit Committee met (in-person and/or by telephone conference) five times in fiscal 2014.

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman) and Nowalsky. The Compensation Committee met in fiscal 2014 in conjunction with meetings of the full Board of Directors.

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

Pursuant to the requirements of the Securities and Exchange Commission which requires that we provide our shareholders with a copy of the Compensation Committee Charter at least once every three years, we have included a copy of the Committee Charter as Exhibit 14.4 to our Form 10-K for fiscal 2013.

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

Mr. Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2014 in conjunction with meetings of the full Board of Directors.

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

The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman) and Silva. The Governance and Nominating Committee met in fiscal 2014 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2014, except to the extent the following represents non-compliance:

On May 20, 2014, we determined that the Executives were entitled to an aggregate of 250,000 ONSM common shares for meeting certain financial goals. We did not issue those shares to the Executives until June 10, 2014. Although the Executives did not file a Form 4 to report the May 20, 2014 grant of a right to receive such shares, the Executives each timely filed a Form 4 on June 11 or June 12, 2014 reporting the issuance of their respective portion of those shares.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”):

Total compensation as presented in the following table includes cash and non-cash elements. However, the value of stock awards during fiscal 2013 and 2014, based on our closing share price on May 8, 2015, is only 45.7% of the amount shown as compensation in this table and discussed in footnote 13 below, and furthermore these shares are prohibited to be traded until all restrictions are removed by the Board. See footnote 1 below for a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE
				STOCK	OPTION	ALL OTHER	TOTAL
NAME AND	FISCAL		BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY ($)	($)	($)	($)	($) (14)	($)(1)

Randy S. Selman	2014	$299,690 (12)	-0-	$ 19,500 (13)	-0-	$54,820 (2)	$374,010
President, Chief	2013	$298,926 (12)	-0-	$ 295,086 (13)	-0-	$52,220 (3)	$646,332
Executive Officer
and Director

Alan Saperstein	2014	$272,446 (12)	-0-	$ 19,500 (13)	-0-	$56,148(4)	$348,094
Chief Operating	2013	$271,751 (12)	-0-	$ 291,547 (13)	-0-	$54,859(5)	$618,157
Officer and Director

Robert Tomlinson	2014	$254,383 (12)	-0-	$ 19,500 (13)	-0-	$54,365 (6)	$328,248
Chief Financial	2013	$256,271 (12)	-0-	$ 197,003 (13)	-0-	$51,767 (7)	$505,041
Officer

Clifford Friedland	2014	$242,105 (12)	-0-	$ 19,500 (13)	-0-	$63,869 (8)	$325,474
Senior VP - Busi-	2013	$241,487 (12)	-0-	$ 215,710 (13)	-0-	$58,242 (9)	$515,439
ness Development
and Director

David Glassman	2014	$242,105 (12)	-0-	$ 19,500 (13)	-0-	$55,745(10)	$317,350
Senior VP -	2013	$241,487 (12)	-0-	$ 215,710 (13)	-0-	$52,821(11)	$510,018
Marketing

(1)          Below is a table that presents the cash and non-cash elements of compensation for the years ended September 30, 2014 and 2013 - the value of stock awards comprising non-cash compensation during fiscal 2013 and 2014, based on our closing share price on May 8, 2015, is only 45.7% of the amount shown as compensation in this table, and furthermore these shares are prohibited to be traded until all restrictions are removed by the Board:

For the year ended September 30, 2014:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$354,510	$19,500
Alan Saperstein	$328,594	$19,500
Robert Tomlinson	$308,748	$19,500
Clifford Friedland	$305,974	$19,500
David Glassman	$297,850	$19,500

For the year ended September 30, 2013:
	Cash Compensation	Non-Cash Compensation
Randy S. Selman	$351,146	$295,086
Alan Saperstein	$326,610	$291,547
Robert Tomlinson	$308,038	$197,003
Clifford Friedland	$299,729	$215,710
David Glassman	$294,308	$215,710

(2)          Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,635 for retirement savings and 401(k) match.

(3)          Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,625 for retirement savings and 401(k) match.

(4)          Includes $21,148 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)          Includes $19,859 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(6)          Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,180 for retirement savings and 401(k) match.

(7)          Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,172 for retirement savings and 401(k) match.

(8)          Includes $24,027 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,842 for retirement savings and 401(k) match.

(9)          Includes $19,620 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,622 for retirement savings and 401(k) match.

(10)        Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,560 for retirement savings and 401(k) match.

(11)        Includes $13,595 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,226 for retirement savings and 401(k) match.

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

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of May 8, 2015, the base salary payments to the Executives are 10.3% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”). $125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares. This $125,000 cash payment will be reflected in the above table as fiscal 2015 compensation. Although, as of June 12, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. Furthermore, to the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. However, neither the Executive Shares nor the Additional Executive Shares will be reflected as compensation in the above table until and unless the shares are issued and/or corresponding cash payments are made to the Named Executive Officers.

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

With respect to fiscal 2014, the Executives have earned an aggregate of 500,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those 500,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $97,500 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 250,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned. Accomplishment of the other objective for fiscal 2014 would have resulted in an aggregate of 125,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

Accomplishment of the objectives for fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group. A lesser amount of Executive Incentive Shares would be issuable for achievement of only one or two of the three objectives set for that year.

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2014 are approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding stock options or stock awards held by the Named Executive Officers as of September 30, 2014.

2007 Equity Incentive Plan

On September 18, 2007, our Board of Directors (the “Board”) and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,377,763 common shares under the Plan, including the 3,000,000 Executive Incentive Shares issued as discussed above, through September 30, 2014, as well as 481,185 outstanding employee, consultant and director Plan Options, and 75,000 outstanding financial consultant Plan Options, as of September 30, 2014, 566,052 shares were available for additional issuances under the Plan as of September 30, 2014. The outstanding Plan Options as of September 30, 2014 had exercise prices from $1.00 to $9.42 per share. After considering the 481,185 outstanding employee, consultant and director Plan Options, and 25,000 of the outstanding financial consultant Plan Options, as of September 30, 2014 that expired without being exercised at various dates through March 2015, 1,072,237 shares were available for additional issuances under the Plan as of May 8, 2015.

The stated purpose of the Plan is to increase our employees', advisors', consultants' and non-employee directors' proprietary interest in our company, and to align more closely their interests with the interests of our shareholders, as well as to enable us to attract and retain the services of experienced and highly qualified employees and non-employee directors. The Plan is administered by the Compensation Committee of our Board (“the Committee"). The Committee determines, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Stock Grants may be issued by the Committee at up to a 10% discount to market at the time of grant. All other questions relating to the administration of the Plan, and the interpretation of the provisions thereof, are to be resolved at the sole discretion of our Board or the Committee.

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

The term of each Plan Option and the manner in which it may be exercised is determined by our Board or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.  In any case, the exercise price of any stock option granted under the Plan will not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Non-Qualified Options is determined by the Committee.

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

All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of our Board and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Code, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

The Board may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization) without shareholder consent, (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan.

Unless the Plan has been earlier suspended or terminated by the Board, the Plan shall terminate 10 years from the date of the Plan’s adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan are therefore not ascertainable. On May 8, 2015, the closing price of our common stock as reported on OTCP was $0.20 per share.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information regarding beneficial ownership of our common stock as of May 8, 2015 held by:

•         persons who own beneficially more than 5% of our outstanding common stock,

•         our directors,

•         named executive officers, and

•         all of our directors and officers as a group.

                Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from May 8, 2015 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of May 8, 2015. At that date, approximately 58% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by CEDE & Co. are not reflected in the following table. For purposes of calculating beneficial ownership percentages in the following table, the number of total outstanding shares used as the denominator includes an aggregate of 2.75 million fully restricted common shares issued to the named executive officers, but because of the nature of the restrictions those 2.75 million shares are not considered beneficially owned by those executives for purposes of the table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,660	-
Alan M. Saperstein (2)	1,973	-
Clifford Friedland (3)	123,906	0.5%
David Glassman (4)	123,878	0.5%
Robert E. Tomlinson (5)	-	-
Carl L. Silva	-	-
Leon Nowalsky	-	-
Robert D. (“RD”) Whitney (6)	25,000	0.1%
All directors and officers as a group (eight persons) (7)	276,417	1.2%

 (1)         Includes 1,660 shares of our common stock presently outstanding. Excludes 653,000 common shares issued and outstanding, as well as 100,000 common shares earned but not issued as of May 8, 2015, but subject to restriction on the ability of Mr. Selman to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Selman has the right/obligation to purchase from an independent third party and which have been partially paid for as of May 8, 2015 but none of these shares will be transferred to Mr. Selman until the full payment for all of the shares has been made.

 (2)         Includes 1,973 shares of our common stock presently outstanding. Excludes 646,000 common shares issued and outstanding, as well as 100,000 common shares earned but not issued as of May 8, 2015, but subject to restriction on the ability of Mr. Saperstein to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Saperstein has the right/obligation to purchase from an independent third party and which have been partially paid for as of May 8, 2015 but none of these shares will be transferred to Mr. Saperstein until the full payment for all of the shares has been made.

 (3)         Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust and 24,684 shares of our common stock held by Dorado Trust. Excludes 496,000 common shares issued and outstanding, as well as 100,000 common shares earned but not issued as of May 8, 2015, but subject to restriction on the ability of Mr. Friedland to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Friedland has the right/obligation to purchase from an independent third party and which have been partially paid for as of May 8, 2015 but none of these shares will be transferred to Mr. Friedland until the full payment for all of the shares has been made. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

 (4)         Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by JMI Trust and 24,684 shares of our common stock held by Europa Trust. Excludes 496,000 common shares issued and outstanding, as well as 100,000 common shares earned but not issued as of May 8, 2015, but subject to restriction on the ability of Mr. Glassman to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Glassman has the right/obligation to purchase from an independent third party and which have been partially paid for as of May 8, 2015 but none of these shares will be transferred to Mr. Glassman until the full payment for all of the shares has been made. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

 (5)         Excludes 459,000 common shares issued and outstanding, as well as 100,000 common shares earned but not issued as of May 8, 2015, but subject to restriction on the ability of Mr. Tomlinson to access or transact in any way until such restrictions are lifted. See footnote 13 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 12 to the table in Item 11 Executive Compensation for additional details. Also excludes 41,073 restricted common shares that may not be transacted by Mr. Tomlinson for any reason whatsoever prior to Board approval, which has not been granted.

 (6)         Includes vested options to acquire 25,000 common shares at $1.00 per share.

 (7)         See footnotes (1) through (6) above.

The entities Sigma Opportunity Fund II, LLC (“Sigma”) and Sigma Capital Advisors, LLC (“Sigma Capital”) had beneficial ownership of 175,000 shares in aggregate as of May 8, 2015. Sigma Capital serves as the managing member of Sigma. Mr. Thom Waye is the sole member of Sigma Capital Partners, LLC, which in turn is the sole member of Sigma Capital, and as a result Mr. Waye, representing Sigma Capital Partners, LLC, is the control person and beneficial owner of Sigma and Sigma Capital and exercises sole voting and dispositive powers over these 175,000 shares, which represent approximately 0.8% beneficial ownership, less than the 5% threshold for inclusion of Mr. Waye and/or Sigma Capital Partners, LLC in the beneficial ownership table above. As of May 8, 2015 we were indebted for a note payable to Sigma in the principal amount of $1,358,000 (the “New Sigma Note”) and having a maturity date of October 15, 2015. Sigma has the right to convert the New Sigma Note to common stock at a rate of $0.30 per share, which right Sigma may exercise after October 15, 2015, in its entirety or partially, at its option or it may exercise before October 15, 2015, but only if we are in default on the New Sigma Note or we are sold. Based on these limitations on conversion, the 4,526,667 shares that would be issuable upon conversion of the New Sigma Note are not considered to be beneficially owned by Sigma as of May 8, 2015. However, if these 4,526,667 shares were added to the 175,000 shares which are considered beneficially owned by Mr. Waye and/or Sigma Capital Partners, LLC as of that date, the combined total of 4,701,667 shares would represent 17.4% beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The outstanding balance bears interest at 12.0% per annum, adjustable based on changes in prime after December 27, 2011 (was prime plus 8% per annum through December 2, 2008, prime plus 11% per annum from that date through December 28, 2009 and 13.5% per annum from that date to December 27, 2011), payable monthly in arrears. Effective December 28, 2009, we also incur a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit, payable monthly in arrears. We paid the Lender initial origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit, and commitment fees aggregating $60,000 related to the continuation of the Line for three additional years through December 2013. We also pay the Lender fees and expenses totaling approximately two to three thousand dollars per quarter related to their reviews of our receivable and other records related to the loan. Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they will be renewing the Line through December 31, 2015, with terms materially equivalent to the just expired Line. Those terms include a commitment fee, which is calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter. The delay in the formal renewal of the Line is primarily related to discussions between the Lender and us as to how certain direct deposit provisions could be implemented and administered in a mutually acceptable manner. The outstanding balance due under the Line was approximately $1.7 million as of May 8, 2015. Mr. Leon Nowalsky, a member of our Board of Directors, is also a founder and board member of the Lender.

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

On January 10, 2012, we received a funding commitment letter (the “January 2012 Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice given on or before December 31, 2012, aggregate cash funding of up to $550,000, which may be requested in multiple tranches. Mr. Charles Johnston, one of our directors at that time, is the president of J&C. This January 2012 Funding Letter was obtained by us solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but did not represent any obligation on our part to accept such funding on these terms, was not expected by us to be exercised and was not exercised. The cash provided under the January 2012 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 1, 2013 and (b) our issuance of 2.3 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of an equivalent amount in dollars of investment from any other source after the date of the January 2012 Funding Letter, other than funding received in connection with the LPC Facility, the January 2012  Funding Letter would be terminated. As part of the transaction under which J&C issued the January 2012 Funding Letter, we agreed to reimburse CCJ in cash the shortfall, as compared to minimum guaranteed net proceeds of $139,000, from their resale of 101,744 shares CCJ received upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $2.00 per common share to $1.72 per common share. Based on the shortfall plus (i) the increased value of the underlying common stock related to this tranche as well as the second tranche of 17,500 shares of Series A-13 owned by CCJ and (ii) the Black-Scholes value of adjustments to warrants held by Lincoln Park Capital arising from certain anti-dilution provisions, the total economic cost of the January 2012 Funding Letter was approximately $130,000.

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

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. We agreed to be responsible for all legal fees related to this transaction, which were approximately $62,000, $5,000 which we paid in advance and the $57,000 balance which was deducted from the gross proceeds of the sale. The limited partners of Partners include two Onstream directors (Cliff Friedland, who is also the executive officer primarily responsible for Infinite’s operations, and Alan Saperstein), two other officers of Onstream/Infinite who are not Onstream or Infinite directors (David Glassman and Eric Jacobs) and David Glassman’s sister, for total related party ownership of 60%. Another individual (not considered to be a related party with respect to those limited partners, Onstream or Infinite) serves as general partner, and is solely responsible for administering the activities of Partners as outlined below.

In connection with this sale, Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream Media Corporation (“Onstream”) and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.

In connection with this sale, Infinite and Partners entered into a Membership Interest Option Agreement (“Option Agreement”) whereby we have the right for the two-year period through February 28, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the Purchase Price plus a premium, which premium increases on a pro-rata basis to 20% of the Purchase Price over the two year period, subject to a minimum premium of 10%. Starting six months after the Effective Date, Partners may sell the Sold Accounts to a third party, provide that they must provide us four month written advance notice of such sale during which four month period we have the right to exercise our rights under the Option Agreement. In the event we do not exercise our rights under the Option Agreement, and Partners sells the Customer Accounts to a third party, we are entitled to receive 50% of any excess of the sales price to the third party over what would have been our option price under the Option Agreement.

The Option Agreement provides that during the two-year option term, and until the option closing in the event of a timely exercise of the option thereunder, neither Partners nor its members will (i) encumber any of Partners’ assets or membership interests to any party, other than Infinite, (ii) incur any liability whatsoever, whether actual or contingent, other than per the terms and provisions of the partnership operating agreement and the MSA or (iii) place a lien on the Sold Accounts.

In connection with this sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts.

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm, which we expect will be approximately $25,000 to $30,000 per year.

The MSA has a two year term expiring on February 28, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights as follows. Partners has the right to terminate the MSA, effective immediately upon written notice to Infinite, in the event of the following: (i) an Infinite Event of Default or (ii) the sale by Partners of the Sold Accounts subject to the terms of the Membership Interest Option Agreement.  An Infinite Event of Default is (i) Bankruptcy of Infinite (as defined), (ii) a lack of compliance by Infinite with the provisions of the MSA which is continuing five (5) business days after receiving written notice from partners specifying such lack of compliance or (iii) a breach by Infinite or Onstream of any obligation under the Make Whole Agreement. Infinite has the right to terminate the MSA, effective immediately upon written notice to Partners, in the event of a Partners Event of Default. A Partners Event of Default is (i) a deliberate and material lack of compliance by Partners with the provisions of the MSA which is continuing five (5) business days after receiving written notice from Infinite specifying such lack of compliance or (ii) a breach by Partners of Partners’ obligations under the Membership Interest Option Agreement.

Notwithstanding termination of the MSA, only for so long as the Infinite owns the Sold Accounts, Partners shall continue to pay the Management Fee, provided that Partners may deduct from such Management Fee Partners’ payment of all reasonable costs of providing the services to the Sold Accounts otherwise required to be provided by Infinite under the MSA.

The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

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

Director independence

Our independent directors are Messrs. Silva, Nowalsky and Whitney.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The audit fees billed to us by Mayer Hoffman McCann P.C. (“MHM”) for professional services rendered during the fiscal year ended September 30, 2014 were $233,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2013, and March 31 and June 30, 2014.

The audit fees billed to us by MHM for professional services rendered during the fiscal year ended September 30, 2013 were $229,100 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2012, and March 31 and June 30, 2013.

Audit Related Fees

The aggregate fees billed to us by MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were none and $8,509 for the fiscal years ended September 30, 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed to us by MHM for tax related services were $2,600 and $750 for the fiscal years ended September 30, 2014 and 2013, respectively.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by MHM for services rendered for the fiscal years ended September 30, 2014 or 2013.

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

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by MHM and believes that the provision of services for activities unrelated to the audit is compatible with maintaining MHM’s independence.

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Number                                Description

2.1         Agreement and Plan of Merger dated as of October 22, 2003 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (Acquired Onstream) (11)

2.2         Amendment #1 dated as of October 15, 2004 to Agreement and Plan of Merger dated as of October 22, 2003 by and between Visual Data Corporation, OSM, Inc., a subsidiary of Visual Data Corporation, and Onstream Media Corporation (Acquired Onstream) (13)

2.3         Agreement and Plan of Merger dated June 4, 2001 among Visual Data Corporation, Visual Data San Francisco, Inc. and Entertainment Digital Network, Inc. (6)

2.4         Infinite Conferencing Merger Agreement dated March 26, 2007 (17)

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

3.1.23     Articles of Amendment dated January 20, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (26)

3.1.24     Articles of Amendment dated December 21, 2012 with regard to the designations for Series A-13 Convertible Preferred Stock (27)

3.2         By-laws (1)

4.1         Specimen Common Stock Certificate (1)

4.2         Convertible Promissory Note dated April 14, 2009 - Rockridge (16)

4.3         Allonge dated September 11, 2009 to Convertible Promissory Note dated April 14, 2009 – Rockridge (22)

4.4         Allonge #2 dated December 11, 2012 to Convertible Promissory Note dated April 14, 2009 – Rockridge (31)

4.5         Allonge #3 dated February 28, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge (32)

4.6         Allonge #4 dated September 10, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge

4.7         Allonge #5 dated December 31, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge (33)

4.8         Allonge #6 dated April 30, 2015 to Convertible Promissory Note dated April 14, 2009 – Rockridge

4.9         Amended and Restated Promissory Note dated December 27, 2011 – Thermo Credit (28)

4.10        Senior Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

4.11        First Amendment and Allonge dated June 14, 2013  to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, (31)

4.12        Second Amendment and Allonge dated February 28, 2014 to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (32)

4.13        Third Amendment and Allonge dated September 15, 2014 to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries

4.14        Senior Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

4.15        First Amendment and Allonge dated September 15, 2014 to Senior Secured Note dated February 28, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries

4.16        Amended and Restated Senior Subordinated Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated December 31, 2014 (33)

4.17        Amendment Number 1 dated February 24, 2015 to Amended and Restated Senior Subordinated Secured Note dated December 31, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries

4.18        Amendment and Allonge (Number 2) dated April 30, 2015 to Amended and Restated Senior Subordinated Secured Note dated December 31, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries

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

10.9        First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (22)

10.10      Amended and Restated Loan Agreement dated December 27, 2011 – Thermo Credit (28)

10.11      Amended and Restated Security Agreement dated December 27, 2011 – Thermo Credit (28)

10.12      Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.13      Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated June 14, 2013 with respect to March 18, 2013 Note Purchase Agreement (31)

10.14      Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

10.15      Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated September 15, 2014

10.16      Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated December 31, 2014 (33)

10.17      Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated April 30, 2015

10.18      Security Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.19       Security Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

10.20      Amendment, dated December 31, 2014, to March 18, 2013 and February 28, 2014 Security Agreements between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries (33)

10.21      Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated March 18, 2013 (30)

10.22      Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated February 28, 2014 (32)

10.23      Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated December 31, 2014 (33)

10.24      Office Lease with 100 Morris Avenue Partners dated August 6, 2012 (31)

10.25      Addendum dated July 8, 2013 to Office Lease with 100 Morris Avenue Partners (31)

10.26      Management Services Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.27      Make Whole Agreement between Infinite Conferencing Partners LLC, Onstream Media Corporation and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.28      Membership Interest Option Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.29      Agreement Re Distributions between Infinite Conferencing Partners LLC, Infinite Conferencing, Inc. and Kaufman, Rossin & Co, dated February 28, 2015 (34)

14.1        Code of Business Conduct and Ethics (11)

14.2        Corporate Governance and Nominating Committee Principles (23)

14.3        Audit Committee Charter (31)

14.4        Compensation Committee Charter (31)

21.1        Subsidiaries of the Registrant (31)

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

(31)       Incorporated by reference to the registrant's Annual Report on Form 10-K for the period ended September 30, 2013 and filed on February 19, 2014.

(32)       Incorporated by reference to the registrant’s current report on Form 8-K filed on March 4, 2014.

(33)       Incorporated by reference to the registrant’s current report on Form 8-K filed on January 7, 2015.

(34)       Incorporated by reference to the registrant’s current report on Form 8-K filed on March 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By: /s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: June 12, 2015

By: /s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer and
Principal Accounting Officer

Date: June 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President,	June 12, 2015
Randy S. Selman	Chief Executive Officer

By: /s/ Robert E. Tomlinson	Chief Financial Officer and	June 12, 2015
Robert E. Tomlinson	Principal Accounting Officer

By: /s/ Alan Saperstein	Director and Chief	June 12, 2015
Alan Saperstein	Operating Officer

By: /s/ Clifford Friedland	Director and Senior Vice	June 12, 2015
Clifford Friedland	President Business Development

By: /s/ Carl Silva	Director	June 12, 2015
Carl Silva

By: /s/ Leon Nowalsky	Director	June 12, 2015
Leon Nowalsky

By: /s/ Robert D. (“RD”) Whitney	Director	June 12, 2015
Robert D. (“RD”) Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Onstream Media Corporation
Pompano Beach, Florida

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2014. Onstream Media Corporation and subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Certified Public Accountants
Boca Raton, Florida
June 12, 2015

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389,015	$257,018
Accounts receivable, net of allowance for doubtful accounts of $171,821 and $234,879, respectively	2,082,379	2,175,505
Prepaid expenses	124,826	142,307
Inventories and other current assets	37,935	140,585
Total current assets	2,634,155	2,715,415
PROPERTY AND EQUIPMENT, net	1,790,498	2,047,633
INTANGIBLE ASSETS, net	526,917	669,543
GOODWILL, net	8,358,604	8,358,604
OTHER NON-CURRENT ASSETS	201,609	136,215
Total assets	$13,511,783	$13,927,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,697,202	$1,927,430
Accrued liabilities	1,414,424	1,527,435
Amounts due to directors and officers	882,566	409,410
Deferred revenue	77,624	152,696
Notes and leases payable – current portion, net of discount	2,451,681	2,198,858
Convertible debentures – current portion, net of discount	-	587,198
Total current liabilities	6,523,497	6,803,027
Accrued liabilities – non-current portion	-	354,813
Notes and leases payable, net of current portion and discount	1,015,379	759,932
Convertible debentures, net of current portion and discount	1,632,952	548,796
Total liabilities	9,171,828	8,466,568
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 21,964,580 and 19,345,744 issued and outstanding, respectively	2,194	1,933
Common stock committed for issue – 2,566,667 and 2,291,667 shares, respectively	256	229
Additional paid-in capital	144,991,985	144,385,772
Obligation to repurchase common shares	(233,233)	(164,000)
Accumulated deficit	(140,421,247)	(138,763,092)
Total stockholders’ equity	4,339,955	5,460,842
Total liabilities and stockholders’ equity	$13,511,783	$13,927,410

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,
	2014	2013
REVENUE:
Audio and web conferencing	$9,488,089	$9,121,228
Webcasting	4,498,232	4,953,184
DMSP and hosting	925,084	960,187
Network usage	1,857,535	1,950,252
Other	164,254	233,147
Total revenue	16,933,194	17,217,998

COSTS OF REVENUE:
Audio and web conferencing	2,502,161	2,516,451
Webcasting	1,202,160	1,369,189
DMSP and hosting	167,936	141,264
Network usage	813,811	939,250
Other	36,153	63,223
Total costs of revenue	4,722,221	5,029,377

GROSS MARGIN	12,210,973	12,188,621

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	7,208,530	7,945,565
Compensation paid with common shares and other equity	575,613	1,639,994
Professional fees	1,348,302	1,194,587
Other	2,302,729	2,552,367
Impairment loss on goodwill	-	2,200,000
Impairment loss on property and equipment	-	1,000,000
Depreciation and amortization	956,027	1,274,168
Total operating expenses	12,391,201	17,806,681

Loss from operations	(180,228)	(5,618,060)

OTHER EXPENSE, NET:
Interest expense	(2,090,379)	(1,411,289)
Debt extinguishment loss	(132,427)	(143,251)
Gain from litigation settlement	743,943	-
Other income, net	936	3,098

Total other expense, net	(1,477,927)	(1,551,442)

Net loss	$(1,658,155)	$(7,169,502)

Loss per share – basic and diluted:
Net loss per share	$(0.07)	$(0.39)
Weighted average shares of common stock outstanding – basic and diluted	23,172,634	18,496,064

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2013 AND 2014

							Common Stock			Obligation to
	Series A- 13		Series A- 14				Committed		Additional	Repurchase
	Preferred Stock		Preferred Stock		Common Stock		for Issue		Paid-In	Common	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Capital	Shares	Deficit	Total

Balance, September 30, 2012	17,500	$2	160,000	$16	12,902,217	$1,289	366,667	$37	$141,199,589	$-	$(131,604,877)	$9,596,056
Issuance of common shares and options for employee services	-	-	-	-	2,500,000	250	1,700,000	170	1,884,170	-	-	1,884,590
Issuance of common shares for consultant services	-	-	-	-	713,943	71	-	-	229,483	-	-	229,554
Issuance of common shares for interest and financing fees	-	-	-	-	2,040,000	204	225,000	22	841,024	-	-	841,250
Reclassification from liability - modification of detachable warrant associated with sale of common shares and Series A-14 preferred	-	-	-	-	-	-	-	-	53,894	-	-	53,894
Conversion of debt to common shares	-	-	-	-	583,334	58	-	-	174,942	-	-	175,000
Conversion of Series A-13 to common shares	(17,500)	(2)	-	-	437,500	44	-	-	(42)	-	-	-
Conversion of Series A-14 to common shares	-	-	(160,000)	(16)	160,000	16	-	-	-	-	-	-
Obligation to repurchase common shares	-	-	-	-	-	-	-	-	-	(164,000)	-	(164,000)
Dividends on Series A-13	-	-	-	-	8,750	1	-	-	2,712	-	11,287	14,000
Net loss	-	-	-	-	-	-	-	-	-	-	(7,169,502)	(7,169,502)

Balance, September 30, 2013	-	$-	-	$-	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2013 AND 2014

(Continued)

			Common			Obligation
			Stock Committed		Additional	to Repurchase
	Common Stock		for Issue		Paid-In	Common	Accumulated
	Shares	Par	Shares	Par	Capital	Shares	Deficit	Total

Balance, September 30, 2013	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842
Issuance of common shares for employee services	250,000	25	250,000	25	97,450	-	-	97,500
Issuance of common shares for consultant services	746,502	75	-	-	150,446	-	-	150,521
Issuance of common shares for interest, financing fees and finders fees	1,622,334	161	25,000	2	392,917	-	-	393,080
Obligation to repurchase common shares	-	-	-	-	(34,600)	(69,233)	-	(103,833)
Net loss	-	-	-	-	-	-	(1,658,155)	(1,658,155)

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$4,339,955

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,658,155)	$(7,169,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	956,027	1,274,168
Impairment loss on goodwill	-	2,200,000
Impairment loss on property and equipment	-	1,000,000
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	155,398	241,348
Compensation expenses paid with common shares and other equity	575,613	1,639,994
Amortization of discount on convertible debentures	523,268	188,160
Amortization of discount on notes payable	511,843	327,412
Interest expense paid in common shares and options	-	11,100
Debt extinguishment loss	132,427	143,251
Gain on litigation settlement	(743,943)	-
Bad debt expense and other	76,787	97,975
Net cash provided by (used in) operating activities, before changes in current assets and liabilities other than cash	529,265	(46,094)
Changes in current assets and liabilities other than cash:
Decrease in accounts receivable	16,338	124,177
(Increase) decrease in prepaid expenses	(17,213)	3,744
Decrease in inventories and other current assets	67,071	5,573
(Decrease) increase in accounts payable, accrued liabilities and amounts due to directors and officers	(62,898)	403,031
(Decrease) increase in deferred revenue	(75,071)	13,840
Net cash provided by operating activities	457,492	504,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Intella2 acquisition (see note 2)	-	(713,477)
Acquisition of property and equipment	(556,266)	(822,424)
Net cash (used in) investing activities	(556,266)	(1,535,901)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$1,559,778	$2,560,137
Proceeds from convertible debentures, net of expenses	489,508	680,503
Repayment of notes and leases payable	(1,566,553)	(1,831,550)
Repayment of convertible debentures	(251,962)	(480,237)
Net cash provided by financing activities	230,771	928,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,997	(102,777)
CASH AND CASH EQUIVALENTS, beginning of year	257,018	359,795
CASH AND CASH EQUIVALENTS, end of year	$389,015	$257,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$1,055,268	$884,617

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for consultant services	$150,521	$229,554
Issuance of shares and options for employee services	$97,500	$1,884,590
Issuance of common shares for interest and financing fees	$393,080	$841,250
Increase in value of common shares underlying Series A-13 preferred, arising from adjustment of conversion rate in connection with financing commitment letter and note refinancing, respectively	$-	$107,442
Declaration of dividends payable on A-13 preferred shares	$-	$3,500
Issuance of common shares for dividends payable on A-13 preferred shares	$-	$2,713
Elimination of obligation for previously accrued or declared dividends payable on A-13 preferred shares	$-	$14,787
Issuance of common shares upon conversion of debt	$-	$175,000
Issuance of common shares upon conversion of Series A-13 preferred	$-	$175,000
Issuance of common shares upon conversion of Series A-14 preferred	$-	$200,000
Reclassification from liability to additional paid-in capital arising from modification of detachable warrant associated with sale of common shares and Series A-14 preferred	$-	$53,894
Initial estimated present value of future obligations for cash payments in connection with the Intella2 acquisition (see note 2)	$-	$704,449
Agreement to repurchase common shares	$103,833	$164,000
Satisfaction of short-term obligations with note payable issuances	$-	$418,233
Issuance of note for equipment purchase	$-	$43,953

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $140.4 million as of September 30, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. Although we had cash of approximately $389,000 at September 30, 2014, we had a working capital deficit of approximately $3.9 million at that date.

During the period from June 2013 through January 2014 we made certain headcount reductions representing approximately $1.0 million in annualized savings, which we expect will reduce our compensation expenditures by approximately $159,000 in aggregate for the first seven months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2014, we also renegotiated a supplier contract representing approximately $263,000 in annualized savings, which we expect will reduce our cost of sales by approximately $202,000 in aggregate for the first eight months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $220,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period. Professional fee expenses were approximately $1.3 million for the year ended September 30, 2014, an increase of approximately $154,000 (12.9%) from the prior fiscal year, primarily due to legal fees related to the Intella2 litigation in fiscal 2014 as well as legal and consulting expenses associated with certain other one-time financing and business development projects undertaken by us in fiscal 2014. While it is possible that there could be other litigation or financing and business development projects during fiscal 2015, we currently expect such professional fees expenses for fiscal 2015 to be less than the corresponding prior year amounts.

During the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. However, primarily because of our expectations with respect to our recent and anticipated introductions of several new or enhanced products, we expect to achieve revenue growth in fiscal 2015, as compared to fiscal 2014 and excluding the impact of a fiscal 2015 transaction with Infinite Conferencing Partners LLC as discussed below. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (in addition to the already implemented cost savings discussed above and including a significant reduction in our software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through September 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. We agreed to be responsible for all legal fees related to this transaction, which were approximately $62,000, $5,000 which we paid in advance and the $57,000 balance which was deducted from the gross proceeds of the sale. See note 9 for the details of this and related transactions.

The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC to ultimately decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line.

An April 30, 2015 financing agreement with Sigma provides that if our SEC filings are current and the auditor’s report given in connection with the 2014 Form 10-K does not contain a going concern qualification, and Sigma, at its own and sole discretion, has determined that there has been no adverse change in our business since September 30, 2013 (other than items disclosed as specified), Sigma will loan us an additional $200,000 (net), to be used for the repayment of certain debts – see note 4 for the details of this agreement.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or March 1, 2016 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The resolution of debt and other obligations becoming due after September 30, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during October 2015, represents a future unknown contingency. These include Sigma Notes 1 and 2, and the Rockridge Note, which require principal payments on October 15, 2015 aggregating $1,758,000, as well as the Line which has a current outstanding principal balance of approximately $1,650,000. See note 4 for further details of these and other obligations payable during that period.

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
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

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

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under the Line, as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of our transactions that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs currently used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 10% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 6% and 21% per annum.

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of September 30, 2014, September 30, 2013 or September 30, 2012 and therefore no adjustment with respect to fair value was made to our consolidated financial statements as of those dates or for years ended September 30, 2014 and 2013.

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
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

The EDNet division of the Audio and Web Conferencing Services Group generates revenues from customer usage of digital network connections, as well as bridging services and the sale and rental of equipment.  EDNet purchases the rights to access digital network connections from national communications companies (and resellers) and resells such access to its customers for a fixed monthly fee plus separate per-minute usage charges. Network usage and bridging (managed transcoding and multipoint sessions) revenue is recognized based on the timing of the customer’s use of those services.

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2014 and 2013 was immaterial in relation to our recorded liabilities at those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $86 million in Federal net operating loss carryforwards (NOLs) as of September 30, 2014, which expire in fiscal years 2018 through 2034, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.5 and $32.2 million as of September 30, 2014 and 2013, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the years ended September 30, 2014 and 2013.

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

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2014 and 2013 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the years ended September 30, 2014 and 2013. The tax years ending September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Net Loss per Share

For the years ended September 30, 2014 and 2013, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,566,667 as of September 30, 2014 and 2,291,667 as of September 30, 2013 – see notes 4 and 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share (continued)

Since our statement of operations for the years ended September 30, 2014 and 2013 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants thus excluded from the calculation of weighted average shares outstanding represented underlying common shares of 1,156,185 and 1,300,999 at September 30, 2014 and 2013, respectively.

In addition, the convertible securities outstanding at September 30, 2014 but excluded from the calculation of weighted average shares outstanding for the year then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could potentially convert into up to 395,000 shares of our common stock, (ii) the $551,741 outstanding balance of Sigma Note 2, which could potentially convert into up to 551,741 shares of our common stock, (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (v)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

In addition, the convertible securities outstanding at September 30, 2013 but excluded from the calculation of weighted average shares outstanding for the year then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could potentially convert into up to 395,000 shares of our common stock, (ii) the $590,381 outstanding balance of the Rockridge Note, which could have potentially converted into up to 245,992 shares of our common stock, (iii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.3 million and $818,000 as of September 30, 2014 and 2013, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments, including employee stock options, at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2014 and 2013 include compensation cost for all share-based payments granted subsequent to September 30, 2006, calculated using the Black-Scholes model, based on the estimated grant-date fair value and allocated over the applicable vesting and/or service period. There were no Plan options granted during the years ended September 30, 2014 or 2013.

We have granted Non-Plan Options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the years ended September 30, 2014 or 2013.

See Note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $640,000 and $724,000 for the years ended September 30, 2014 and 2013. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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
SEPTEMBER 30, 2014

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

Effects of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  We believe that our implementation of this guidance for our fiscal year ended September 30, 2015, and interim periods within that fiscal year, will have no material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. We believe that our implementation of this guidance for our fiscal year ended September 30, 2018, and interim periods within that fiscal year, will have no material impact on our consolidated financial statements.

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
SEPTEMBER 30, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effects of Recent Accounting Pronouncements (continued)

In August 2014, the FASB issued ASU 2014-13 (Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity). Prior to this guidance, we would be required to consolidate in our financial statements a collateralized financing entity, such as a collateralized debt obligation (CDO) or collateralized loan obligation (CLO) entity, if we are the primary beneficiary of the collateralized financing entity, in accordance with the guidance in Topic 810 on consolidation. ASU 2014-13 provides that when consolidating a collateralized financing entity, we may elect to measure the financial assets and liabilities of that collateralized financing entity using either the measurement alternative included in the update or Topic 820 on fair value measurement. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted as of the beginning on an annual period. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which limits the conditions indicating that an entity is the primary beneficiary of a collateralized financing entity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period.  We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements, particularly with respect to our February 2015 transaction with Infinite Conferencing Partners LLC, as discussed in note 9.

In August 2014, the FASB issued ASU 2014-15 (Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern), which provides that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This pronouncement also provides that management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Depending on the results of this evaluation, the pronouncement sets forth certain required disclosures with respect to such evaluation. This update is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter, with early adoption permitted.  We believe that our evaluation and the related disclosures are substantially in compliance with this guidance, with the exception that our evaluation is currently based on the one-year period after the date of the latest financial statement being presented, instead of extending through a date one year after the financial statement issuance date as required in this new guidance. We believe that our implementation of this guidance for our fiscal year ended September 30, 2017 could have a material impact on our consolidated financial statements, although that cannot be determined at this time.

In April 2015, the FASB issued ASU 2015-03 (Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), which provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. We are currently in compliance with this guidance and thus it will have no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
Intella2	411,656	-	411,656	411,656	-	411,656
Audio/web conferencing reporting unit	6,812,543	-	6,812,543	6,812,543	-	6,812,543

EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2013):
Intella2 - customer list, trade names, URLs and non-compete	759,848	(232,931)	526,917	759,848	(90,305)	669,543
Total intangible assets	759,848	(232,931)	526,917	759,848	(90,305)	669,543

Total goodwill and other acquisition- related intangible assets	$9,118,452	$(232,931)	$8,885,521	$9,118,452	$(90,305)	$9,028,147

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
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

(i)          Additional payment equal to the excess of eligible revenues for the twelve months ending November 30, 2013 over $713,000, provided that such additional payment would be no less than $187,000 and no more than $384,000.

(ii)         Additional payment equal to 50% of the excess of eligible revenues for the twelve months ending November 30, 2013 over $1,098,000, such additional payment not to exceed $300,000. Eligible revenues for purposes of items (i) and (ii) exclude free conferencing business revenues and non-recurring revenues and are further defined in the Asset Purchase Agreement.

(iii)        70% of the future free conferencing business revenues, net of applicable expenses, through November 30, 2017, after which we have agreed to pay an amount equal to such payments for the last two months of that period, with no further obligation to Intella2 in that regard. The 70% will be adjusted to 50% if the free conferencing business revenues, net of applicable expenses, are less than $40,000 for two consecutive quarters.

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleged breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and sought money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Under the terms of the settlement agreement, we agreed to transfer all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014, and we also paid him $20,000 ($10,000 per month in July and August) with respect to such activity before July 1, 2014. We also transferred certain computer equipment already owned by us and used to support the free conferencing business, with an estimated net book value of $14,000, to Mr. Cohen and incurred other transition expenses of approximately $4,000. Free conferencing revenues were approximately $173,000 for the year ended September 30, 2014. No further amounts will be payable by us under the agreements entered into at the time of the November 30, 2012 acquisition, including the Asset Purchase Agreement, the Total Free Conferencing Business Revenue Share Agreement and the Master Agent and Non-Compete Agreement. Per the settlement agreement, Mr. Cohen’s non-compete agreement was cancelled and replaced by mutual agreements as to non-disparagement and non-solicitation.

Prior to adjustment for the litigation settlement, the unpaid portion of the purchase price reflected as an accrued liability on our financial statements through June 30, 2014 was approximately $782,000. This represented the remaining unpaid portion of the purchase price of approximately $705,000, as determined as of the time of the initial purchase, plus accretion of approximately $74,000 reflected as interest expense on our statement of operations for the year ended September 30, 2013 and accretion of approximately $53,000 reflected as interest expense on our statement of operations for the nine months ended June 30, 2014 and less approximately $50,000 of payments made to Intella2 after closing through June 30, 2014, which were considered to be payment of the accretion (i.e., interest) instead of the purchase price (i.e., principal). The $38,000 (cash and equipment) paid after June 30, 2014 in conjunction with the litigation settlement discussed above was also considered to be payment of the accretion.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Authoritative accounting guidance allows one year from the acquisition date to make adjustments to the purchase price, in the event that such adjustments are based on facts and circumstances that existed as of the acquisition date. However, changes resulting from facts and circumstances arising after the acquisition date, or after the one year timeframe, are recognized in operating results. Based on the litigation settlement, which was reached more than one year after the acquisition date and was based on facts and circumstances arising after the acquisition date, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to the $38,000 ultimately paid under the settlement (in cash and equipment), which resulted in our recognition of other income of approximately $744,000 for the year ended September 30, 2014.

ASC 350-20-40 (“Derecognition”) requires that when a portion of a reporting unit that constitutes a business is disposed of, the goodwill associated with that business is included in the carrying amount of the business in determining the disposal gain or loss. Allocating a portion of the audio and web conferencing reporting unit goodwill to the free conferencing business requires the determination of the proceeds received for that free conferencing business and what percentage that represents of the audio and web conferencing reporting unit goodwill. In addition to the value of the transferred free conferencing business, the litigation settlement also contemplated the amounts claimed by us as due from Intella2 for damages and Intella2’s claims for amounts earned and payable under the acquisition documents. Since the litigation settlement did not assign specific values to these three items, we allocated the approximately $744,000 litigation settlement gain between those three items based on the gross amounts of the claims made by us and Intella2, as well as the value of the transfer of the free conferencing business, which was based on our current discounted cash flow analysis. We concluded that the portion of the audio and web conferencing reporting unit goodwill allocable to the free conferencing business was immaterial and no adjustment of that goodwill was required.

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. As discussed in “Testing for Impairment” below, we evaluated the carrying value of the Intella2 goodwill as of September 30, 2014 and 2013 and no write-down was required for either year.

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired as part of the Intella2 acquisition was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

Because of our July 1, 2014 transfer of the free conferencing business to Mr. Cohen as noted above, we determined that it was appropriate to evaluate the remaining carrying value of the acquired Intella2 intangible assets, primarily related to the unamortized portion of the customer list, for impairment as of that date. We performed this evaluation based on comparing the carrying value of those assets to the projected undiscounted future cash flows from the remaining Intella2 operations, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. This comparison showed that the remaining carrying value of those acquired Intella2 intangible assets was less than those projected undiscounted future cash flows from the remaining Intella2 operations and based on that we concluded that the acquired Intella2 intangible assets were not impaired as of September 30, 2014 and that no adjustment was required.

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
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. Furthermore, as discussed in “Testing for Impairment” below, the Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date and reflected in our results of operations for the year ended September 30, 2013 as a charge for impairment of goodwill. We evaluated the carrying value of the Infinite goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required.

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
SEPTEMBER 30, 2014

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

With respect to the claims pending in the first of the two applications, the USPTO issued non-final rejections in August 2008, February 2009 and May 2009, as well as final rejections in January 2010 and June 2010. Our responses to certain of these rejections included modifications to certain claims made in the original patent application. In response to the latest rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response to this filing on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. As a result of that hearing, which we attended, the Patent Trial and Appeal Board affirmed the Examiner’s rejection in part and reversed the Examiner’s rejection in part on October 27, 2014.  In response, on March 5, 2015 the Examiner issued a new Office Action rejecting the claims.  We conducted an interview with the Examiner on April 9, 2015 and filed a response to the Office Action on May 26, 2015.

With respect to the claims pending in the second of the two applications, the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and we filed the related appeal brief on June 9, 2014, which the USPTO responded to with an Examiner’s Answer on September 3, 2014.  On November 3, 2014 we filed a reply brief with the Patent Trial and Appeal Board, where it is awaiting review.

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
SEPTEMBER 30, 2014

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. Furthermore, as discussed in “Testing for Impairment” below, we have continued to evaluate the carrying value of the Acquired Onstream goodwill on an annual basis, with no further write-downs required to date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million.   Furthermore, as discussed in “Testing for Impairment” below, we have continued to evaluate the carrying value of the EDNet goodwill on an annual basis, with no further write-downs required to date.

EDNet’s operations are heavily dependent on the use of ISDN network connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

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
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation - see note 1.  However, based on our assessment as of September 30, 2014 and 2013 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

The material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division and the OCC/Intella2 division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized service to the entertainment industry (movies, television, advertising) that uses a specific type of network connection (integrated services digital network or “ISDN”) to transport its clients’ multimedia content. ISDN is a significantly different technology from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) analyses and, as part of the September 30, 2014 evaluation, market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. For the September 30, 2014 evaluations, a third-party valuation services firm was engaged by us to assist with these analyses, value calculations and weightings.

Our management, with the assistance of the third-party valuation services firm for September 30, 2014 evaluation, determined the rates and assumptions (including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

As part of the DCF analyses, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the years ended September 30, 2014 and 2013, we determined that approximately 83% and 72%, respectively, of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

For the September 30, 2014 evaluation, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization).

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts as of September 30, 2014. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.16 per share as of September 30, 2014 - the closing ONSM share price was $0.20 per share on May 8, 2015.

Based on the above, we determined that it was more likely than not that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units were more than their respective carrying amounts as of September 30, 2014 and that further evaluation under the second step of the two-step process described above was not necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

With respect to September 30, 2013, based on the above, we determined that the FVs of the Acquired Onstream and EDNet reporting units, calculated as described above, were more than their respective net carrying amounts as of that date. However, we were unable to arrive at the same conclusion as a result of our evaluation of the audio and web conferencing reporting unit.

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

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2014			September 30, 2013
		Accumulated			Accumulated
		Depreciation			Depreciation		Useful
	Historical	and	Net Book	Historical	and	Net Book	Lives
	Cost	Amortization	Value	Cost	Amortization	Value	(Yrs)

Equipment and software	$11,086,319	$(10,687,925)	$398,394	$11,030,480	$(10,414,992)	$615,488	1-5
DMSP	6,212,019	(5,702,817)	509,202	6,033,167	(5,503,423)	529,744	5
Other capitalized internal use software	2,302,688	(1,475,840)	826,848	2,009,397	(1,175,176)	834,221	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	623,443	(567,389)	56,054	609,423	(541,243)	68,180	2-7
Totals	$21,592,581	$(19,802,083)	$1,790,498	$21,050,579	$(19,002,946)	$2,047,633

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

As of September 30, 2014 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of September 30, 2014, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of September 30, 2014 we have capitalized as part of other internal use software approximately $1.7 million of employee compensation and other costs for the development of webcasting applications. As of September 30, 2014, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 and $251,000 placed in service in October 2013 and July 2014, respectively, for enhancements to that new release.

All capitalized development costs placed in service are being depreciated over five years. Depreciation and amortization expense for property and equipment was approximately $813,000 and $902,000 for the years ended September 30, 2014 and 2013, respectively.

As of September 30, 2013 we had capitalized as part of other internal use software approximately $1.5 million of employee compensation and payments to contract programmers for development of the MP365 platform. Based on the very limited revenues from MP365 during the year ended September 30, 2013, as well as our decisions that as of September 30, 2013 future development of MP365 would be very limited and that the MP365 division would be discontinued, with MP365 becoming a product offered by the webcasting division, we determined that it would be appropriate to evaluate the remaining carrying value of the former MP365 division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the MP365 product, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. As a result of our analysis, we recognized a net impairment loss of $1.0 million for the year ended September 30, 2013, resulting from our write-off of approximately $1.5 million of capitalized development costs having a net book value of approximately $1.0 million net of the accumulated depreciation of those costs prior to the write-off. After the recognition of the impairment loss, the carrying cost of the MP365 capitalized internal software was reduced to approximately $13,000, which was depreciated over the twelve months ending September 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	September 30,
	2014	2013
Sigma Note 1 (excluding portion in notes payable)	$395,000	$395,000
Sigma Note 2	551,741	-
Sigma Notes (excluding portion in notes payable)	946,741	395,000
Rockridge Note	400,000	590,381
Fuse Note	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	1,746,741	1,385,381
Less: discount on convertible debentures	(113,789)	(249,387)
Convertible debentures, net of discount	1,632,952	1,135,994
Less: current portion, net of discount	-	(587,198)
Convertible debentures, net of current portion and discount	$1,632,952	$548,796

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 1 (continued)

On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1. As part of a September 15, 2014 agreement with Sigma, this payment schedule was replaced by our agreement to pay Sigma all principal plus accrued interest on December 31, 2014. On December 31, 2014, we entered into an agreement with Sigma whereby we paid Sigma all accrued interest due on Sigma Notes 1 and 2 through that date, which were then cancelled and replaced with a new note payable to Sigma in the principal amount of $1,358,000 (the “New Sigma Note”) and having a maturity date of June 30, 2015. The New Sigma Note earns interest at 21% per annum until paid, which interest is payable in cash monthly. On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet.

The collateral and payment priority for the New Sigma Note are unchanged from Sigma Notes 1 and 2. Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s).

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share (reduced from $1.00 per share for Sigma Notes 1 and 2), which right Sigma may exercise after October 15, 2015, in its entirety or partially, at its option or it may exercise before October 15, 2015, but only if we are in default on the New Sigma Note or we are sold.

The April 30, 2015 agreement with Sigma provides that if we file our September 30, 2014 Form 10-K with the SEC on or before June 30, 2015 and the auditor’s report given in connection with the September 30, 2014 Form 10-K does not contain a going concern qualification, and Sigma, at its own and sole discretion, has determined that there has been no adverse change in our business since September 30, 2013 (other than items disclosed in our June 30, 2014 Form 10-Q and/or updates in a schedule to the April 30, 2015 financing agreement), Sigma will loan us an additional $225,000 ($200,000 net cash to us, after deducting a $25,000 fee for such loan) (the “Additional Sigma Loan”), which will be payable on the same terms as the New Sigma Note. The April 30, 2015 financing agreement provides that the proceeds of the Additional Sigma Loan will be used for the repayment of certain of the Working Capital Notes, as discussed below in this note 4. Notwithstanding the foregoing, in no event shall Sigma be required to make the Additional Sigma Loan if we are not current in all of our SEC filings at the time of them making the Additional Loan, including, without limitation, our annual reports on Form 10-K and quarterly reports on Form 10-Q.  Our September 30, 2014 Form 10-K was filed with the SEC on June 12, 2015 and the related auditor’s report had no going concern qualification. However, our December 31, 2014 10-Q, due on February 14, 2015 and our March 31, 2015 10-Q, due on May 14, 2015, have not been filed as of June 12, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 1 (continued)

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to this financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and agreed to pay them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. $55,000 of the cash fee was paid by us at the Sigma Closing and the remaining $20,000 was paid over the next four months.  We also paid finders and other fees to other third parties in connection with this transaction, which totaled 60,000 restricted common shares and $12,000 cash. In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capital, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to this financing. We also issued 125,000 restricted common shares to Sigma Capital. As part of the September 15, 2014 agreement we issued 53,000 restricted common shares to Sigma and 22,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”), and we also paid Sigma Capital a $15,000 cash fee and paid Sigma $4,000 as reimbursement of legal expenses.

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, in connection with the initial March 2013 financing and the June 2013 amendment, was reflected as a $511,188 discount against Sigma Note 1 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum through February 28, 2014 (which was 60% per annum for the period prior to the June 2013 amendment). Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When the allocated portion of the common shares issued and the fees paid in connection with the February 28, 2014 Sigma Note 2 agreement are combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing and the June 2013 amendment, the resulting effective interest rate of Sigma Note 1 as of February 28, 2014 was approximately 66% per annum. A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $12,355, was allocated to Sigma Note 1 and that amount is being amortized as interest over the remaining term of Sigma Note 1. When the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement are combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing, the June 2013 amendment and the February 2014 amendment, the resulting effective interest rate of Sigma Note 1 as of September 15, 2014 was approximately 63% per annum. All effective interest rates cited herein would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against Sigma Note 1 was $98,494 and $348,823 (including $53,150 and $196,068 related to the portion of this debt classified as a note payable) as of September 30, 2014 and 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

We also concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its February 2014 and September 2014 modifications (including an allocation of a portion of the common shares issued and fees paid in connection with the February 2014 Sigma Note 2 transaction) versus the present value of the cash flows before the modifications, and accordingly, accounting for those modifications as extinguishments of debt was not required.

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we (i) paid Sigma Capital an initial advisory fee of $100,000, (ii) issued 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, (iii) paid Sigma approximately $20,000 as reimbursement of legal expenses and (iv) agreed to make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital totaling $40,000 in monthly installments from July 15, 2015 through October 15, 2015. We also agreed that in the event the Additional Sigma Loan discussed above is made we will pay Sigma Capital a $25,000 transaction fee and an additional $2,500 per month advisory fee, commencing from the date of the Additional Sigma Loan.

The April 30, 2015 Agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital  an aggregate of $17,500 for such damages through June 12, 2015 and have agreed that if we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date, (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date, (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2

In addition to the February 28, 2014 amendment to Sigma Note 1 as discussed above, we completed a second transaction with Sigma on that date, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), was due on October 31, 2014 and the principal (including the accrued interest thereon) would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share. As part of a September 15, 2014 agreement with Sigma, this payment schedule was replaced by our agreement to pay Sigma all principal plus accrued interest on December 31, 2014. On December 31, 2014, we entered into an agreement with Sigma whereby we paid Sigma all accrued interest due on Sigma Notes 1 and 2 through that date, which were then cancelled and replaced with a new note payable to Sigma in the principal amount of $1,358,000 (the “New Sigma Note”). On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet. The terms of the New Sigma Note and the April 30, 2015 agreement with Sigma are discussed under “Sigma Note 1” above.

In connection with the February 28, 2014 closing and funding of Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. In connection with a February 28, 2014 Advisory Services Agreement, we also issued 450,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them a $267,857 advisory fee.  The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $124,655 discount against Sigma Note 1 and a $329,556 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 115% per annum. A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $21,645, was allocated to Sigma Note 2 and that amount is being amortized as interest over the remaining term of Sigma Note 2. When the allocated portion of the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement are combined with the amortization of the remaining unamortized discount arising from the initial February 2014 Sigma Note 2 financing, the resulting effective interest rate of Sigma Note 2 as of September 15, 2014 was approximately 66% per annum. All effective interest rates cited herein would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against Sigma Note 2 was $61,999 as of September 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)
Sigma Note 2 (continued)

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 2 after its September 2014 modification (including an allocation of a portion of the common shares issued and fees paid in connection with the September 15, 2014 agreement with Sigma) versus the present value of the cash flows before the modification, and accordingly, accounting for that modification as an extinguishment of debt was not required.

Per the terms of the Sigma Note 2 financing, and prior to the termination as discussed below, Sigma and Sigma Capital had the joint right as of December 18, 2014 and for one year thereafter, to require us to purchase up to 1 million of our common shares held by them, at $0.25 per share (the “Sigma Put Right”). Our obligation under the Sigma Put Right was collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. We also had the right through December 18, 2015 to purchase any and all of our common shares that were issued to Sigma and still held by them at the higher of (i) a 20% discount to the 15 trading day volume-weighted average share price (“VWAP”) or (ii) $0.25 per share.

The termination of the Sigma Put Right, as well as the termination of our related right to purchase shares, was effected on August 13, 2014, in connection with Sigma’s private sale of the 1,250,000 ONSM common shares held by them to two third parties and our related agreement to (i) pay $4,000 for the aggregate legal expenses of Sigma and the buyers and (ii) issue an aggregate of 180,000 restricted common shares to the sellers, which shares were issued on December 23, 2014 with a fair value of $30,600 ($0.17 per share). Consistent with our previous accounting of the repurchase obligation as a liability and a corresponding offset against equity, these cash payments and share issuances in satisfaction of that liability were reflected by us as a $34,600 reduction of additional paid-in capital during the year ended September 30, 2014.

In connection with the issuance of the Sigma Note 2, an agreement was executed between Sigma and Rockridge, which included Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value at any point after October 14, 2014, and always in case of a default on Sigma Note 1, Sigma Note 2 or the Rockridge Note. Such repayment amount would be added to the principal of Sigma Note 1, would accrue interest at 17% per annum and such amount plus accrued interest would be payable by us on the Sigma Note 1 maturity date. In the event of such repayment by Sigma, Sigma would receive fees in cash and shares calculated on a pro-rata basis comparable to the terms of Sigma Note 2, based on the amount repaid to Rockridge and the amount of time the repaid debt would be unpaid by us after such repayment. As a result of the September 14, 2014 agreement with Sigma, the December 31, 2014 issuance of the New Sigma Note and the April 30, 2015 agreement with Sigma, as well as corresponding agreements with Rockridge, the above dates were extended to eventually provide that Sigma’s right, absent our default, to repay the Rockridge Note commenced on October 15, 2015, with such repayment being added to the principal of the New Sigma Note, accruing interest at 21% per annum payable monthly and the principal being due on the New Sigma Note maturity date. Furthermore, the fees payable to Sigma in the event of such repayment were modified to be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through October 15, 2015, up to a maximum of $45,000 in total fees.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)
Convertible Debentures (continued)
Rockridge Note (continued)

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the Rockridge Note after the February 28, 2014 modification and the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2014 (zero for the three months then ended). This $43,620 debt extinguishment loss was calculated as the excess of the $519,615 acquisition cost of the new debt (face value of the note) over the net carrying amount of the extinguished debt immediately before the modification, which was $475,995 ($519,615 face value of the note less $43,620 unamortized discount). The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

On September 10, 2014, we entered into an agreement with Rockridge whereby the Maturity Date of the Rockridge Note was extended to December 31, 2014 and we agreed to increase the origination fee by 30,000 Shares (to 616,667 Shares as discussed below). This increase had a fair market value of approximately $5,200, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the year ended September 30, 2014. Since there was no remaining unamortized discount with respect to the Rockridge Note as of September 10, 2014, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

On December 31, 2014, we entered into an agreement with Rockridge whereby the Maturity Date of the Rockridge Note was extended to June 30, 2015. On April 30, 2015, we entered into an agreement with Rockridge whereby the Maturity Date of the Rockridge Note was extended to October 15, 2015 and as a result the Rockridge Note is classified as non-current on our September 30, 2014 balance sheet.

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
SEPTEMBER 30, 2014

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

The Rockridge Agreement, as amended through September 10, 2014, provides that (i) Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 616,667 restricted shares of our common stock (the “Shares”) and (ii) on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 valuation adjustment (the “Shortfall Payment”) related to the Shares. The Shortfall Payment would be calculated as the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum of $75,000 in the aggregate.

Per our December 31, 2014 agreement with Rockridge, the origination fee was increased by 50,000 restricted common shares, for an aggregate adjusted total of 666,667 restricted common shares. Per our April 30, 2015 agreement with Rockridge, the origination fee was increased by 30,000 restricted common shares, for an aggregate adjusted total of 696,667 restricted common shares.

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to approximately $75,000 as of September 30, 2014, as a result of the accretion of approximately $14,000 as interest expense for the year then ended. Although as a result of the extensions of the Maturity Date discussed above, the Shortfall Payment is not due until October 15, 2015, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)
Convertible Debentures (continued)
Rockridge Note (continued)

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the second tranche of 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was being amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012. The fair market value of the third tranche of 25,000 origination fee Shares arising from the September 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $5,250 during the year ended September 30, 2014. Corresponding increases in common stock committed for issue (at par value) and additional paid-in capital were also recorded for the value of the Shares.  The remaining unamortized discount of $43,620 was included in the debt extinguishment loss recognized for the year ended September 30, 2014, as discussed above. The unamortized portion of the discount was zero and $77,538 as of September 30, 2014 and 2013, respectively.

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
SEPTEMBER 30, 2014

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

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back under the following terms: If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date one (1) year after issuance, we will buy back, to the extent permitted by law, up to 40,000 shares of the originally issued Fuse Common Stock from Fuse at $0.40 per share. If the fair market value of the Fuse Common Stock is not equal to at least $0.40 per share on the date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 80,000 shares of the originally issued Fuse Common Stock, less the amount of any shares already bought back at the one year point, from Fuse at $0.40 per share. The above only applies to the extent the Fuse Common Stock is still held by Fuse at the applicable dates. Furthermore, as part of the February 28, 2015 amendment discussed below, it was agreed that Fuse would not request any payments by us under this commitment prior to March 1, 2016, the extended maturity date of the Fuse Note.  As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended and increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $32,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)
Convertible Debentures (continued)
Fuse Note (continued)

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in the debt extinguishment loss recognized for the year ended June 30, 2013, as discussed above, and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $6,446 and $19,094 as of September 30, 2014 and 2013, respectively.

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued 20,000 common shares to Fuse, having a fair market value of approximately $4,200, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the year ended September 30, 2014. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating this modification as to whether loan extinguishment accounting would be required.

Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016 and as a result the Fuse Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

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
SEPTEMBER 30, 2014

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)
Convertible Debentures (continued)
Equipment Notes (continued)

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of a $5,000 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $16,000 as of September 30, 2014 and as interest expense for the year then ended.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” below), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which are April 24 and May 4, 2015, respectively. The above only applies to the extent the shares are still held by the Noteholders on the applicable date and the buyback obligation only applies if the Noteholders give us notice within fifteen days after the applicable maturity dates of the October and November 2013 financings. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014. As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $125,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)
Convertible Debentures (continued)
Equipment Notes (continued)

In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, we would issue the Noteholders additional shares of common stock equal to seventy-six hundredths percent (0.76%, or 0.0076) of the excess over 22 million, times the percentage of the original 416,667 common shares still held by the Noteholders on the six and twelve month anniversary dates of the October and November 2013 financings, as well as the eighteen month maturity date. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively. The number of outstanding shares was less than 22 million as of September 30, 2014, and thus we had no potential liability under the above provision as of that date. Furthermore, the number of outstanding shares as of May 4, 2015 (the eighteen month maturity date) was approximately 22.5 million, resulting in a potential liability under the above provision as of that date to issue approximately 4,000 additional common shares, which is considered immaterial.

Notes and Leases Payable

Notes and leases payable consist of the following:

	September 30,
	2014	2013
Line of Credit Arrangement	$1,650,829	$1,605,672
Sigma Note 1 (excluding portion in convertible debentures)	592,599	507,000
Working Capital Notes	592,727	-
Subordinated Notes	250,000	316,667
Intella2 Investor Notes (excluding portion in convertible debentures)	250,000	250,000
Investor Notes	175,000	200,000
USAC Note	56,229	263,398
CCJ Note	-	118,157
Equipment lease	25,523	39,330
Total notes and leases payable	3,592,907	3,300,224
Less: discount on notes payable	(125,847)	(341,434)
Notes and leases payable, net of discount	3,467,060	2,958,790
Less: current portion, net of discount	(2,451,681)	(2,198,858)
Notes and leases payable, net of current portion and discount	$1,015,379	$759,932

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter.

The terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance. The delay in the formal renewal of the Line is primarily related to discussions between the Lender and us as to how these direct deposit provisions could be implemented and administered in a mutually acceptable manner.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and the term may be extended by us for an extra year, subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas, as well as our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through September 30, 2014.

Annual loan commitment fees paid in advance and expenses for the Lender’s quarterly on-site reviews as allowed for by the loan documents paid to the Lender are recorded by us as debt discount and amortized as interest expense over the applicable term of such fee or expense. The unamortized portion of the debt discount was zero and $11,568 as of September 30, 2014 and 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Sigma Note 1
Sigma Note 1, of which $395,000 was convertible into common stock as of September 30, 2014, is discussed in the “Convertible Debentures” section above.

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

The Working Capital Notes originally called for payments of interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. They also provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, the Working Capital Notes are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result that portion of the Working Capital Notes is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The remaining outstanding principal balance of the other two Working Capital Notes as of September 30, 2014, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date, none of which has been paid as of June 12, 2015. As discussed in more detail above, the April 30, 2015 agreement with Sigma provides that under certain conditions, Sigma will loan us an additional $225,000 ($200,000 net cash to us, after deducting a $25,000 fee for such loan) to be used for the repayment of these two Working Capital Notes.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. Based on the closing ONSM share price of $0.30 per share on December 31, 2013, we would have had no liability under the above arrangement and therefore we had recorded no accrual related to this matter as of that date. However, as of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the year ended September 30, 2014, as discussed in more detail under the “Subordinated Notes”, Investor Notes” and “CCJ Note” sections below. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $50,624 as of September 30, 2014.

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $250,000 and $316,667 was outstanding as of September 30, 2014 and 2013, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

On April 30, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 15% per annum, with the principal payable in equal monthly installments of $8,333 starting November 30, 2012 plus $58,333 balance payable on April 30, 2013, although we made none of these payments. Finders and origination fees were paid by the issuance of an aggregate of 20,000 restricted ONSM common shares, which had a fair market value at issuance of approximately $11,800. This amount was reflected as a discount and was amortized as interest expense over the one year term through November 1, 2012. Including this discount, the effective interest rate of this note was approximately 29% per annum.

Effective November 1, 2012 this note was amended to reduce the interest rate from 15% to 12% per annum and to modify the principal payment schedule to a single payment of $100,000 due on October 31, 2014, in exchange for our issuance of an additional 35,000 common shares to the noteholder. Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014.  We did not make the principal payment when it was due on October 31, 2014, but this note was amended effective February 28, 2015 to extend the maturity date to March 1, 2016 and as a result this note is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $110,000, for the effect of a $10,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was less than a 10% difference between the present value of the cash flows of this note after the November 1, 2012 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for this modification as an extinguishment of debt was not required. The $12,600 value of the additional common shares issued in connection with the November 2012 modification were reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and that amount, as well as the unamortized portion of the previously recorded discount, are being amortized as interest expense over the remaining term of the note, as modified, resulting in an effective interest rate of approximately 21% per annum.

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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the June 1, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated October 24, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2014. This $26,693 debt extinguishment loss was calculated as the excess of the $97,875 acquisition cost of the new debt ($71,182 face value of the portion of the October 24, 2013 note replacing the June 1, 2012 note plus the $26,693 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $71,182.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

We did not make the principal payments when due in October 2014, but effective February 28, 2015 we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. As a result such remaining principal is classified as non-current on our September 30, 2014 balance sheet. The amendments increase the outstanding principal balance to $82,500, for the effect of a $7,500 due diligence fee earned by the noteholders in connection with the amendments. The amendments also reduce the interest rate to 18% per annum, provide us with a one-time credit to make the change effective with the inception of the note and establish that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Since we concluded that there was less than a 10% difference between the present value of the cash flows of these notes after the July 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for these modifications as extinguishment of debt was not required. We also concluded that there was less than a 10% difference between the present value of the cash flows of these notes after the January 2014 modification versus the present value of the cash flows under the payment terms in place one year earlier and thus accounting for those modifications as extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was $4,166 and $27,148 as of September 30, 2014 and 2013, respectively.

Intella2 Investor Notes

On November 30, 2012 we issued unsecured promissory notes to five investors (the “Intella2 Investor Notes”), with an initial aggregate outstanding balance of $450,000 bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. These notes were issued in exchange for $350,000 cash proceeds plus the satisfaction of the $100,000 outstanding principal balance due on a subordinated note issued by us on March 9, 2012. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. In connection with the issuance of the Fuse Note on March 19, 2013 (discussed in more detail above), we modified the terms on one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, the Intella2 Investor Notes held by Fuse and two of the other four investors was further amended to provide that the principal balances aggregating $290,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued an aggregate of 29,000 common shares having a fair market value of approximately $6,100, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest for the year ended September 30, 2014. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating these modifications as to whether loan extinguishment accounting would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $60,000 representing the aggregate outstanding principal on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to another two of the Intella2 Investor Notes and those notes, which included the Intella2 Investor Note held by Fuse, were amended to extend the maturity date of the $250,000 of aggregate outstanding principal to March 1, 2016. As a result the principal on the two extended Intella2 Investor Notes is classified as non-current on our September 30, 2014 balance sheet. The amendments increase the aggregate outstanding principal balance on those two Intella2 Investor Notes to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholders in connection with the amendments. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. The fifth of the five Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of June 12, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we have agreed to buy back, under certain terms. If the fair market value of the Intella2 Common Stock is not equal to at least $0.40 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, those shares of the originally issued Intella2 Common Stock from the investor at $0.40 per share. This only applies to the extent the Intella2 Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended and increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended. If the closing ONSM share price of $0.20 per share as of May 8, 2015 was used as a basis of calculation, a stock repurchase payment of $72,000 would be required.

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

The unamortized portion of this discount related to the Intella2 Investor Note held by Fuse was $43,481 as of March 31, 2013, prior to its write-off as the debt extinguishment loss recognized for the year ended September 30, 2013, as discussed above. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum. After the write-off of a portion of the discount as debt extinguishment loss, the aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $5,415 and $38,046 (none of which related to the portion of this debt classified as a convertible debenture) as of September 30, 2014 and 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes

On or about November 30, 2012 we received $175,000 pursuant to unsecured promissory notes issued to four investors and on January 2, 2013 we received $25,000 pursuant to an unsecured promissory note issued to CCJ (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. On November 4, 2013, the outstanding principal balance of the $25,000 note issued to CCJ, as well as accrued but unpaid interest, in the aggregate amount of $26,000 was satisfied from the gross proceeds of a $250,000 note issued by us to the same lender as part of the Working Capital Notes discussed above.  We did not make the principal payments on the Investor Notes when due on November 30, 2014, but during March 2015 we paid all accrued interest through that date plus $175,000 representing the aggregate outstanding principal on the four remaining Investor Notes.

Since we concluded that there was more than a 10% difference between the present value of the cash flows the $25,000 portion of the Investor Notes issued to CCJ after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2014. This $15,518 debt extinguishment loss was calculated as the excess of the $35,779 acquisition cost of the new debt ($26,021 face value of the portion of the November 4, 2013 note replacing the January 2, 2013 note plus the $9,758 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $20,261 (net of unamortized discount).

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we have agreed to buy back up to 35,000 shares, under certain terms. If the fair market value of the Investor Common Stock is not equal to at least $0.80 per share on the final maturity date two (2) years after issuance, we will buy back, to the extent permitted by law, up to 35,000 shares of the originally issued Investor Common Stock from the investor at $0.80 per share. The above only applies to the extent the Investor Common Stock is still held by the investor(s) at the applicable date and only if the investor gives us notice and delivers the shares within fifteen days after the final maturity date. As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended and increased again to $27,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended. If the closing ONSM share price on May 8, 2015 of $0.20 per share was used as a basis of calculation, a stock repurchase payment of $28,000 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)
Investor Notes (continued)

In addition to the above, in November 2013 we agreed with one holder of Investor Notes to reimburse them for the approximately $3,200 shortfall between the proceeds to them for their sale of 5,000 shares we issued them in connection with the issuance of the Investor Notes and the $0.80 per share that we had previously agreed to pay for those shares, to the extent permitted by law and subject to the other restrictions noted above. We recorded no accrual for this matter on our financial statements as of September 30, 2013, based on the immateriality of an approximately $2,700 liability, if calculated based on the September 30, 2013 ONSM closing price of $0.27 per share. However, we recognized the actual liability of approximately $3,200 as interest expense for the year ended September 30, 2014.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $12,492 and $68,604 as of September 30, 2014 and 2013, respectively.

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

On May 15, 2015 we executed a letter agreement promissory note with USAC for $220,616, payable in monthly installments of $10,463 over twenty-four months starting June 15, 2015 through May 15, 2017. These payments include interest at 12.75% per annum. This letter agreement promissory note is related to our liability for USF contribution payments not made by us during the first and second quarters of fiscal 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)
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

Since we concluded that there was more than a 10% difference between the present value of the cash flows of the December 31, 2012 note after its modification (by virtue of its inclusion in the Working Capital Note dated November 4, 2013) versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), the modified terms were considered substantially different and we were required to recognize a non-cash debt extinguishment loss in our statement of operations for the year ended September 30, 2014. This $46,596 debt extinguishment loss was calculated as the excess of the $170,852 acquisition cost of the new debt ($124,256 face value of the portion of the November 4, 2013 note replacing the December 31, 2012 note plus the $46,596 fair value of the corresponding pro-rata portion of the common shares plus cash fees and expenses issued in consideration of the modification) over the net carrying amount of the extinguished debt immediately before the modification, which was $124,256.

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending September 30:
2015	$2,514,732
2016	2,824,916
Total minimum debt payments	$5,339,648

The Line is included above as a $1,650,829 payment during the year ending September 30, 2015, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and expect to renew it through December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2014 are approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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
SEPTEMBER 30, 2014

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

2.    Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of May 8, 2015, the base salary payments to the Executives are 10.3% less than the contractual base salaries, compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but no longer affects a majority of our other employees.

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
SEPTEMBER 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares. Although, as of June 12, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares committed for issuance was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.20 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date.  If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $153,000, or the equivalent in common shares.

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
SEPTEMBER 30, 2014

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
SEPTEMBER 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

With respect to fiscal 2014, the Executives have earned an aggregate of 500,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those 500,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $97,500 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 250,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned. Since the second tranche of 250,000 shares earned in fiscal 2014 has not been issued to the Executives as of May 8, 2015, it is reflected on our September 30, 2014 balance sheet as shares committed for issuance.  We expected to issue these shares shortly after the September 30, 2014 10-K is filed. Accomplishment of the other objective for fiscal 2014 would have resulted in an aggregate of 125,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

Accomplishment of the objectives for fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group. A lesser amount of Executive Incentive Shares would be issuable for achievement of only one or two of the three objectives set for that year.

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
SEPTEMBER 30, 2014

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

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of May 8, 2015 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

Lease commitments

As of September 30, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $56,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. We have notified the landlord of our exercise of the renewal option. Although the landlord has not yet confirmed that we have met the conditions for such renewal, we have included the lease payments for such renewal period in the table of future minimum lease payments as presented below.

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

The five-year operating lease for our office space in New York City expires January 24, 2018.  The monthly base rental is approximately $8,400 with annual increases up to 2.8%. The lease provides one two-year renewal option at the greater of the fifth year rental or fair market value and also provides for early cancellation at any time after forty-two months, at our option, with notice of no more than nine months and no less than six months plus a cancellation payment of approximately $22,000.

The forty-nine month operating lease for our office space in San Francisco expires September 30, 2018. The monthly base rental is approximately $5,400 (excluding month-to-month parking) with annual increases of approximately 3.0%. We are also responsible for a pro-rata portion of any increase in the building real estate taxes and operating expenses, both as defined in the lease, as compared to calendar 2014.

The operating leases for our office space in San Diego, California and in Colorado Springs, Colorado call for aggregate monthly payments totaling approximately $3,600 and are on short-term leases with remaining maturities of less than one year.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending September 30:
2015	$631,767
2016	382,921
2017	338,557
2018	283,492
2019	17,718
Total minimum lease payments	$1,654,455

The capital leases included in Notes Payable (see note 4) were determined to be immaterial for inclusion in the above table.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota. Approximately $5,000 in aggregate per month of our payments to these facilities is classified by us as rental expense with the approximately $29,000 per month remaining balance classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitments below. Total rental expense (including executory costs) for all operating leases was approximately $787,000 and $866,000 for the years ended September 30, 2014 and 2013, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $3.1 million, approximately $1.7 million of that commitment related to the one year period ending September 30, 2015 and the balance of such commitment related to the period from October 2015 through August 2017.

Legal and regulatory proceedings

Certain of our services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with audio conference calls. In addition, in 2011 the FCC announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology and in April 2012 issued a “Further Notice of Proposed Rulemaking” (the “2012 FNPRM”), which if implemented might expand the types of business operations that are considered subject to USF contribution payments. The 2012 FNPRM sought comments from the public on four major areas: (i) clarifying and modifying the FCC’s rules on what services and service providers must contribute to the fund (ii) whether the FCC should reform the current revenues system or adopt an alternative system, (iii) how to improve administration of the contribution system and (iv) how to improve the contributions methodology with respect to the recovery mechanisms from end users (including changes with respect to our current practice of recovering our USF contributions from our customer end-users through a line-item (surcharge) on our invoices to them).  The period for submitting comments closed on August 6, 2012.  On August 7, 2014 the FCC asked the Federal-State Joint Board on Universal Service to provide its recommendations, on or before April 7, 2015, with respect to the 2012 FNPRM. While we believe that we have registered our operations appropriately with the FCC, including the filing of both quarterly and annual reports regarding the revenues derived from audio conference calling, and the remittance of USF contributions thereon, it is possible that our determination of the extent to which our operations are subject to USF could be challenged or changed. It is also possible we would need to change our pricing structure in order to maintain our current margins, with our ability to do that possibly affected by the related actions of our competitors. However, we do not believe that the ultimate outcome of any such challenge or changes would have a material adverse effect on our financial position or results of operations. See notes 1 and 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings (continued)

We are involved in legal and regulatory matters of the type arising from time to time in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of our management that the resolution of these outstanding claims will not have a material adverse effect on our financial position or results of operations.

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

During the year ended September 30, 2013, we issued or agreed to issue 2,265,000 common shares for interest and financing fees, which were valued at approximately $842,000 and are being recognized as interest expense over the various respective financing periods. See summary below and note 4 for details.

	Number of	Approximate
	Shares	Value
Sigma Note 1 – origination and finders fees	870,000	$344,000
Rockridge Note – renegotiation and extension	225,000	79,000
Fuse Note – origination and finders fees	120,000	52,000
Equipment Notes - renegotiation and extension	140,000	49,000
Subordinated Notes – origination fees	170,000	58,000
Subordinated Notes - renegotiation and extension	155,000	48,000
Intella2 Investor Notes – origination and finders fees	280,000	101,000
Investor Notes – origination and finders fees	275,000	100,000
Other short-term financing fees	30,000	11,000
	2,265,000	$842,000

In accordance with a second Allonge to the Rockridge Note dated December 12, 2012, we agreed to increase the loan origination fee by 225,000 common shares. Since these shares were committed to be issued by us as of December 12, 2012 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements during the year ended September 30, 2013 and is accordingly included in the above table.

During the year ended September 30, 2013 we issued 583,334 common shares valued at $175,000 as partial payment of the Equipment Notes – see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6:  CAPITAL STOCK

Common Stock (continued)

Effective December 17, 2009, our Board of Directors authorized the sale and issuance of up to 170,000 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). On December 23, 2009, we filed a Certificate of Designation, Preferences and Rights for the Series A-13 (the “A-13 Designation”) with the Florida Secretary of State, with a coupon of 8% per annum, an assigned value of $10.00 per preferred share and a conversion rate of $3.00 per common share (based on the assigned value). After a March 2, 2011 modification, the conversion rate was reduced to $2.00. After a January 20, 2012 modification, the conversion rate was reduced to $1.72. After a December 21, 2012 modification, the conversion rate was reduced to $0.40. During the year ended September 30, 2013 we recorded the following common share issuances with respect to Series A-13:

o    We issued 8,750 common shares to the holder as Series A-13 dividends for calendar 2012, satisfying a $17,500 cash dividend obligation ($14,000 accrued in fiscal 2012 and $3,500 accrued in fiscal 2013) using the minimum conversion rate of $2.00 per share as provided for in the A-13 Designation, although those shares were recorded by us based on their $2,713 fair value on the issuance date.

o    We issued 437,500 common shares to the holder as a result of their December 2012 conversion of the 17,500 remaining outstanding shares of Series A-13, as discussed in more detail below.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. We recorded an estimated shortfall liability of $43,750 and amortized that amount to interest expense over the one-year term of the funding commitment ending December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there was no material difference between the present value of this obligation and the accrued liability recorded by us. However, based on the closing ONSM price of $0.20 per share as of September 30, 2014, the gross proceeds would be approximately $87,500 and the shortfall would be approximately $87,500. Therefore, we increased the approximately $44,000 liability initially recorded by us by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability on our financial statements as of that date, representing the present value of this obligation. If the closing ONSM share price of $0.20 per share on May 8, 2015 was used as a basis of calculation, the gross proceeds would be approximately $87,500 and the shortfall would be approximately $87,500.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

Effective September 17, 2010, our Board of Directors authorized the sale and issuance of up to 420,000 shares of Series A-14 Preferred Stock (“Series A-14”). On September 22, 2010, we filed a Certificate of Designation, Preferences and Rights for the Series A-14 (the “Series A-14 Designation”) with the Florida Secretary of State and we issued 420,000 shares of Series A-14 on September 24, 2010. Series A-14 had a stated value of $1.25 per preferred share and a fixed conversion rate of $1.25 per common share. Although per the Series A-14 Designation any Series A-14 shares still outstanding on September 24, 2012 would automatically convert to common shares, the Series A-14 Designation also provided that the number of shares of our common stock that could be issued upon the conversion of Series A-14 was limited to the extent necessary to ensure that following the conversion the total number of shares of our common stock beneficially owned by the holder would not exceed 4.999% of our issued and outstanding common stock. Due to this restriction, the holder was only able to convert 260,000 shares of Series A-14 to 260,000 common shares as of September 30, 2012 and converted the remaining 160,000 shares of Series A-14 to 160,000 common shares during the year ended September 30, 2013 (November and December 2012).

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

During the year ended September 30, 2014, we issued or agreed to issue 1,647,334 common shares for interest and financing fees, which were valued at approximately $393,000 and are being recognized as interest expense over the various respective financing periods. See summary below and note 4 for details.

	Number of	Approximate
	Shares	Value

Sigma Notes 1 and 2 – modification and extension	875,000	$190,000
Rockridge Note - extension	25,000	5,000
Working Capital Notes – origination fees	458,334	128,000
Subordinated Notes - extension	240,000	60,000
Intella2 Investor Notes – extension	49,000	10,000
	1,647,334	$393,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

In accordance with an Allonge to the Rockridge Note dated September 10, 2014, we agreed to increase the loan origination fee by 25,000 common shares. Since these shares were committed to be issued by us as of September 10, 2014 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements during the year ended September 30, 2014 and is accordingly included in the above table.

During the year ended September 30, 2014 we issued 746,502 unregistered common shares for consulting and advisory services valued at approximately $151,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $156,000 and $241,000 for the years ended September 30, 2014 and 2013, respectively. As a result of previously issued shares for financial consulting and advisory services, we have recorded approximately $54,000 and $59,000 in deferred equity compensation expense at September 30, 2014 and 2013, respectively, to be amortized over the remaining periods of service. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the year ended September 30, 2014 we issued the Executives an aggregate of 500,000 fully restricted ONSM common shares (“Executive Incentive Shares”), related to achievement of two of the financial objectives related to fiscal 2014. See note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The Digital Media Services Group is primarily comprised of our business activities selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are within the United States. Detailed below are the results of operations by segment for the years ended September 30, 2014 and 2013, respectively.

	For the years ended September 30,
	2014	2013
Segment revenue:
Audio and Web Conferencing Services Group	$11,402,479	$11,173,936
Digital Media Services Group	5,530,715	6,044,062
Total consolidated revenue	$16,933,194	$17,217,998

Segment operating income:
Audio and Web Conferencing Services Group	$3,778,527	$3,347,166
Digital Media Services Group	1,475,714	1,333,237
Total segment operating income	5,254,241	4,680,403
Depreciation and amortization	(956,027)	(1,274,168)
Corporate and unallocated shared expenses	(4,478,442)	(5,824,295)
Impairment loss on goodwill	-	(2,200,000)
Impairment loss on property and equipment	-	(1,000,000)
Gain from litigation settlement	743,943	-
Other expense, net	(2,221,870)	(1,551,442)
Net loss	$(1,658,155)	$(7,169,502)

	September 30,
	2014	2013
Assets:
Audio and Web Conferencing Services Group	$10,413,824	$10,827,959
Digital Media Services Group	2,510,375	2,638,457
Corporate and unallocated	587,584	460,994
Total assets	$13,511,783	$13,927,410

Depreciation and amortization, as well as corporate and unallocated shared expenses, impairment loss on property and equipment, impairment loss on goodwill, gain from litigation settlement and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2014, we had issued options and warrants still outstanding to purchase up to 1,156,185 ONSM common shares, including 481,185 shares under Plan Options to employees, consultants and directors; 375,000 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,377,763 common shares under the Plan (including the 3,000,000 Executive Incentive Shares issued as discussed in note 5) through September 30, 2014, 481,185 outstanding employee, consultant and director Plan Options as of September 30, 2014 and 75,000 outstanding financial consultant Plan Options as of September 30, 2014, there are 566,052 shares available for additional issuances under the Plan.

Details of employee, consultant, and director Plan Option activity under the Plan for the years ended September 30, 2013 and 2014 are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance, October 1, 2012	1,887,332	$4.41
Granted during the period	-	$-
Expired or forfeited during the period	(1,348,833)	$5.44
Balance, September 30, 2013	538,499	$1.85

Exercisable at September 30, 2013	521,832	$1.87

Balance, October 1, 2013	538,499	$1.85
Granted during the period	-	$-
Expired or forfeited during the period	(57,314)	$2.56
Balance, September 30, 2014	481,185	$1.76

Exercisable at September 30, 2014	481,185	$1.76

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 481,185 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 7 months and are further described below.

		Total number of	Vested portion of	Exercise
		underlying common	underlying	price	Expiration
Grant date	Description	shares	common shares	per share	date

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Dec 2009	Employee (non-Executive)	14,986	14,986	$9.42	Dec 2014
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	316,199	316,199	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015

	Total common shares
	underlying Plan Options
	as of September 30, 2014	481,185	481,185

As of September 30, 2014, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 375,000 common shares, as follows:

	Number of
	common	Exercise price		Expiration
Issuance period	shares	per share	Type	Date

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015

Year ended September 30, 2011	300,000

Total common shares underlying financial consultant options as of September 30, 2014	375,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2014, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of
	common	Exercise price	Expiration
Description of transaction	shares	per share	Date

LPC stock purchase – February 2012 (“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010 (“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of September 30, 2014	300,000

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase, a certain number of our common and preferred shares during the term of the LPC Purchase Agreement, which term expired on September 17, 2013. In connection with the LPC Purchase Agreement, we also issued LPC a warrant (“LPC Warrant 1”). Due to the price-based anti-dilution protection provisions of  LPC Warrant 1 (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we were required to recognize LPC Warrant 1 as a liability at its fair value on each previous reporting date. Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – the price-based anti-dilution provisions that were in LPC Warrant 1 are not included in New LPC Warrant 1. Accordingly, since accounting for LPC Warrant 1 or New LPC Warrant 1 under ASC Topic 815 was no longer applicable, we performed a valuation of LPC Warrant 1 as of October 25, 2012 in order to make the appropriate adjustments. Based on this valuation of $53,894, as compared to the $81,374 carrying value of LPC Warrant 1 on our consolidated balance sheet as of September 30, 2012, the $27,480 decrease in the fair value of this liability from September 30, 2012 to October 25, 2012 was reflected as other income in our consolidated statement of operations for the year ended September 30, 2013 and the remaining $53,894 was reclassified from liability to additional paid-in capital.

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
SEPTEMBER 30, 2014

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

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosure as noted with respect to transactions occurring after September 30, 2014:

  Note 1 (impact of certain cost reductions for periods after September 30, 2014, including contracts renegotiated after that date; impact of certain debt and other obligations coming due after September 30, 2014; funding commitment letter obtained after September 30, 2014)

  Note 2 (patent application activity after September 30, 2014; impact of change in ONSM common share price through May 8, 2015)

  Note 4 (status of SEC filings for periods subsequent to September 30, 2014; status of negotiations for renewal of the Line for periods after September 30, 2014; extensions and other modifications to various notes after September 30, 2014 including payment of fees in cash and shares; new USAC note executed in May 2015; impact of change in ONSM common share price through May 8, 2015)

  Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through June 12, 2015; changes in compensation to Executives after September 30, 2014; planned issuance of Executive Incentive Shares after September 30, 2014; status of lease renewal negotiations in Florida after September 30, 2014; impact of change in ONSM common share price through May 8, 2015)

  Note 6 (impact of change in ONSM common share price through May 8, 2015)

During December 2014 we issued 480,000 unregistered common shares for investor relations and financial consulting services valued at approximately $83,000, which will be recognized as professional fees expense over a service period of up to ten months.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9:  SUBSEQUENT EVENTS (Continued)

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. We agreed to be responsible for all legal fees related to this transaction, which were approximately $62,000, $5,000 which we paid in advance and the $57,000 balance which was deducted from the gross proceeds of the sale.

In connection with this sale, Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream Media Corporation (“Onstream”) and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.

In connection with this sale, Infinite and Partners entered into a Membership Interest Option Agreement (“Option Agreement”) whereby we have the right for the two-year period through February 28, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the Purchase Price plus a premium, which premium increases on a pro-rata basis to 20% of the Purchase Price over the two year period, subject to a minimum premium of 10%. Starting six months after the Effective Date, Partners may sell the Sold Accounts to a third party, provide that they must provide us four month written advance notice of such sale during which four month period we have the right to exercise our rights under the Option Agreement. In the event we do not exercise our rights under the Option Agreement, and Partners sells the Customer Accounts to a third party, we are entitled to receive 50% of any excess of the sales price to the third party over what would have been our option price under the Option Agreement.

The Option Agreement provides that during the two-year option term, and until the option closing in the event of a timely exercise of the option thereunder, neither Partners nor its members will (i) encumber any of Partners’ assets or membership interests to any party, other than Infinite, (ii) incur any liability whatsoever, whether actual or contingent, other than per the terms and provisions of the partnership operating agreement and the MSA or (iii) place a lien on the Sold Accounts.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9:  SUBSEQUENT EVENTS (Continued)

In connection with this sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts.

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm, which we expect will be approximately $25,000 to $30,000 per year.

The MSA has a two year term expiring on February 28, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights as follows. Partners has the right to terminate the MSA, effective immediately upon written notice to Infinite, in the event of the following: (i) an Infinite Event of Default or (ii) the sale by Partners of the Sold Accounts subject to the terms of the Membership Interest Option Agreement.  An Infinite Event of Default is (i) Bankruptcy of Infinite (as defined), (ii) a lack of compliance by Infinite with the provisions of the MSA which is continuing five (5) business days after receiving written notice from partners specifying such lack of compliance or (iii) a breach by Infinite or Onstream of any obligation under the Make Whole Agreement. Infinite has the right to terminate the MSA, effective immediately upon written notice to Partners, in the event of a Partners Event of Default. A Partners Event of Default is (i) a deliberate and material lack of compliance by Partners with the provisions of the MSA which is continuing five (5) business days after receiving written notice from Infinite specifying such lack of compliance or (ii) a breach by Partners of Partners’ obligations under the Membership Interest Option Agreement.

Notwithstanding termination of the MSA, only for so long as the Infinite owns the Sold Accounts, Partners shall continue to pay the Management Fee, provided that Partners may deduct from such Management Fee Partners’ payment of all reasonable costs of providing the services to the Sold Accounts otherwise required to be provided by Infinite under the MSA.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9:  SUBSEQUENT EVENTS (Continued)

The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

The limited partners of Partners include two Onstream directors (one of whom is also the executive officer primarily responsible for Infinite’s operations) and two other officers of Onstream/Infinite (who are not Onstream or Infinite directors), for total related party ownership of 60%. Another individual (not considered to be a related party with respect to those limited partners, Onstream or Infinite) serves as general partner, and is solely responsible for administering the activities of Partners as outlined above.