Form 10-Q
period 2014-12-31
Onstream Media CORP
filed 2015-10-07
CIK 919130

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                     (Mark One)

(x)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                          Yes (  )   No (X)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (X)   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” defined in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of September 25, 2015 the registrant had issued and outstanding 22,869,580 shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2014 and Consolidated Balance Sheet at September 30, 2014	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013	5

Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 31, 2014	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013	7 –8

Notes to Unaudited Consolidated Financial Statements	9 – 74

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	75 – 98

Item 4T - Controls and Procedures	99

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	100

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 3 – Defaults upon Senior Securities	100

Item 4 – Mine Safety Disclosures	100

Item 5 – Other Information	100

Item 6 - Exhibits	101

Signatures	101

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2014, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$564,205	$389,015
Accounts receivable, net of allowance for doubtful accounts of $200,412 and $171,821, respectively	2,212,220	2,082,379
Prepaid expenses	182,447	124,826
Inventories and other current assets	34,514	37,935
Total current assets	2,993,386	2,634,155
PROPERTY AND EQUIPMENT, net	1,714,191	1,790,498
INTANGIBLE ASSETS, net	500,189	526,917
GOODWILL, net	8,358,604	8,358,604
OTHER NON-CURRENT ASSETS	231,453	201,609
Total assets	$13,797,823	$13,511,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,122,299	$1,697,202
Accrued liabilities	1,575,358	1,414,424
Amounts due to directors and officers	962,575	882,566
Deferred revenue	83,498	77,624
Notes and leases payable – current portion, net of discount	2,129,852	2,451,681
Total current liabilities	6,873,582	6,523,497
Notes and leases payable, net of current portion and discount	808,779	1,015,379
Convertible debentures, net of discount	2,055,240	1,632,952
Total liabilities	9,737,601	9,171,828

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 22,444,580 and 21,964,580 issued and outstanding, respectively	2,242	2,194
Common stock committed for issue – 2,866,667 and 2,566,667 shares, respectively	281	256
Additional paid-in capital	145,126,762	144,991,985
Obligation to repurchase common shares	(233,233)	(233,233)
Accumulated deficit	(140,835,830)	(140,421,247)
Total stockholders’ equity	4,060,222	4,339,955

Total liabilities and stockholders’ equity	$13,797,823	$13,511,783

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,

	2014	2013
REVENUE:
Audio and web conferencing	$2,314,784	$2,270,191
Webcasting	1,237,202	1,172,960
Network usage	429,564	494,752
DMSP and hosting	213,888	239,011
Other	15,143	38,833
Total revenue	4,210,581	4,215,747

COSTS OF REVENUE:
Audio and web conferencing	579,263	626,045
Webcasting	287,644	310,569
Network usage	200,335	209,448
DMSP and hosting	45,178	37,048
Other	-	12,002
Total costs of revenue	1,112,420	1,195,112

GROSS MARGIN	3,098,161	3,020,635

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	1,807,775	1,887,108
Compensation paid with common shares and other equity	81,638	74,450
Professional fees	302,852	290,110
Other	630,533	587,287
Depreciation and amortization	202,968	214,187
Total operating expenses	3,025,766	3,053,142

Income (loss) from operations	72,395	(32,507)

OTHER EXPENSE, NET:
Interest expense	(480,945)	(459,306)
Debt extinguishment loss	-	(88,807)
Other (expense) income, net	(6,033)	2,315
Total other expense, net	(486,978)	(545,798)

Net loss	$(414,583)	$(578,305)

Loss per share – basic and diluted:

Net loss per share	$(0.02)	$(0.03)
Weighted average shares of common stock outstanding – basic and diluted	24,581,464	21,993,871

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY THREE MONTHS ENDED DECEMBER 31, 2014 (unaudited)

			Common Stock Committed for Issue		Additional Paid-In Capital	Obligation to Repurchase Common Shares
	Common Stock						Accumulated Deficit
	Shares	Par	Shares	Par				Total

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$4,339,955
Issuance of common shares for employee services	-	-	250,000	25	48,725	-	-	48,750
Issuance of common shares for consultant services	480,000	48	-	-	75,552	-	-	75,600
Issuance of common shares for interest, financing fees and finders fees	-	-	50,000	-	10,500	-	-	10,500
Net loss	-	-	-	-	-	-	(414,583)	(414,583)
Balance, December 31, 2014	22,444,580	$2,242	2,866,667	$281	$145,126,762	$(233,233)	$(140,835,830)	$4,060,222

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended December 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(414,583)	$(578,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202,968	214,187
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	29,837	70,789
Compensation expenses paid with common shares and other equity	81,638	74,450
Amortization of discount on convertible debentures	121,088	63,815
Amortization of discount on notes payable	101,343	126,799
Debt extinguishment loss	-	88,807
Bad debt expense	28,592	10,236
Net cash provided by operating activities, before changes in current assets and liabilities other than cash	150,883	70,778
Changes in current assets and liabilities other than cash:
(Increase) in accounts receivable	(158,433)	(194,191)
(Increase) in prepaid expenses	(785)	(46,091)
Decrease in inventories and other current assets	4,066	1,588
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	591,591	142,251
Increase (decrease) in deferred revenue	5,873	(38,794)
Net cash provided by (used in) operating activities	593,195	(64,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(99,933)	(144,911)
Net cash (used in) investing activities	(99,933)	(144,911)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

	Three Months Ended December 31,

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of expenses	$42,570	$871,000
Proceeds from convertible debentures	23,783	-
Repayment of notes and leases payable	(112,678)	(580,176)
Repayment of convertible debentures	(271,747)	(70,766)
Net cash (used in) provided by financing activities	(318,072)	220,058

NET INCREASE IN CASH AND CASH EQUIVALENTS	175,190	10,688
CASH AND CASH EQUIVALENTS, beginning of period	389,015	257,018
CASH AND CASH EQUIVALENTS, end of period	$564,205	$267,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$258,514	$268,692

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$75,600	$46,471
Issuance of shares and options for employee services	$48,750	$-
Issuance of common shares for interest and financing fees	$10,500	$127,500
Issuance of New Sigma Note upon cancellation of Sigma Notes 1 and 2	$1,358,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $140.8 million as of December 31, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the three months ended December 31, 2014, we had a net loss of approximately $415,000, although cash provided by operating activities for that period was approximately $593,000. Although we had cash of approximately $564,000 at December 31, 2014, we had a working capital deficit of approximately $3.9 million at that date.

For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. Although our revenues for the three months ended December 31, 2014 were sufficient to fund our total cash expenditures (operating, capital and debt service), we again needed to restructure the payment terms of Sigma Notes 1 and 2 and certain other notes – see note 4.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015,  of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. We agreed to be responsible for all legal fees related to this transaction, which were approximately $62,000, $5,000 which we paid in advance and the $57,000 balance which was deducted from the gross proceeds of the sale. See note 9 for the details of this and related transactions.

The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, the borrowing availability under our credit line with Thermo Credit LLC (the “Line”) may ultimately decrease, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line - see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015, although only $10,000 of this amount has been paid by us as of October 6, 2015.

On September 21, 2015, Sigma Opportunity Fund II, LLC (“Sigma”) loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma.  The net proceeds were used to pay the approximately $173,000 outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note – see note 4. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, such extension subject to us not being in default on the New Sigma Note as of October 15, 2015 and which extension will result in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

Based on our current expectations with respect to our revenues through December 31, 2015, including the impact of the March 2015 transaction with Partners, as discussed above, it is possible that those revenues will not be sufficient to fund our total potential cash expenditures (operating, capital and debt service) through December 31, 2015. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through December 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

The resolution of debt and other obligations becoming due within a few months after December 31, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during March and April 2016, represents a future unknown contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on April 15, 2016 aggregating $1,983,000 and (ii) other notes payable, mostly unsecured, which will require principal payments during that time period aggregating approximately $1.2 million. See note 4 for further details of these obligations. In addition, the Line, which expired on December 27, 2013 and has not been formally renewed, is a secured obligation with a current outstanding principal balance of approximately $1,650,000 – see note 4. In light of the foregoing items, we have begun to seek alternative financing.

We will closely monitor our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details  and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

DECEMBER 31, 2014

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

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes, the Subordinated Notes, the Intella2 Investor Notes, the Investor Notes, the Fuse Note, Sigma Note 1, Sigma Note 2, the New Sigma Note, the Working Capital Notes and the USAC Note (the “Instruments”), discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to deliver cash to the other party to the contract and/or exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Using the inputs described above, we have determined that there was no material difference between the carrying value and the fair value of the Instruments as of December 31, 2014, September 30, 2014, December 31, 2013 or September 30, 2013 and therefore no adjustment with respect to fair value was made to our financial statements as of those dates or for the three months ended December 31, 2014 and 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

DECEMBER 31, 2014

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

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31, and September 30, 2014 was immaterial in relation to our recorded liabilities at those dates.

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

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $87 million in Federal net operating loss carryforwards (NOLs) as of December 31, 2014, which expire in fiscal years 2018 through 2034, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.7 and $32.5 million as of December 31 and September 30, 2014, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the three months ended December 31, 2014 and 2013.

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

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31, 2014 and September 30, 2014 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Our policy is to recognize, as non-operating expense, interest or penalties related to income tax matters at the time such payments become probable, although we had not recognized any such material items in our statement of operations for the three months ended December 31, 2014 and 2013. The tax years ending September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

Net Loss per Share

For the three months ended December 31, 2014 and 2013, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,866,667 and 2,291,667 as of December 31, 2014 and 2013, respectively – see notes 4 and 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share (continued)

Since our statement of operations for the three months ended December 31, 2014 and 2013 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants thus excluded from the calculation of weighted average shares outstanding represented underlying common shares of 1,140,199 and 1,242,032 as of December 31, 2014 and 2013, respectively.

In addition, the convertible securities outstanding at December 31, 2014 but excluded from the calculation of weighted average shares outstanding for the three months then ended are as follows: (i) the $1,358,000 outstanding balance of the New Sigma Note, which could potentially convert into up to 4,526,667 shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

In addition, the convertible securities outstanding at December 31, 2013 but excluded from the calculation of weighted average shares outstanding for the three months then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could have potentially converted into up to 395,000 shares of our common stock, (ii) the $519,615 outstanding balance of the Rockridge Note, which could have potentially converted into up to 216,506 shares of our common stock, (iii) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.4 million and $1.3 million as of December 31 and September 30, 2014, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended December 31, 2014 and 2013 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the three months ended December 31, 2014 or 2013.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2014 or 2013.

See notes 5 and 6 for additional information related to share issuances under the Plan and note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $217,000 and $168,000 for the three months ended December 31, 2014 and 2013. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

DECEMBER 31, 2014

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2014. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2014 and the results of our operations and our cash flows for the three months ended December 31, 2014 and 2013. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2015.

Effects of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (i) is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  Our implementation of this guidance effective with the first interim period of our fiscal year ended September 30, 2015, the three months ended December 31, 2014, has had no material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, primarily for the purpose of deferring by one year the effective dates set forth in ASU 2014-09. After giving effect to that deferral, with respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, although early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We believe that our implementation of this guidance for our fiscal year ended September 30, 2019, and interim periods within that fiscal year, will have no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

In August 2014, the FASB issued ASU 2014-13 (Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity). Prior to this guidance, we would be required to consolidate in our financial statements a collateralized financing entity, such as a collateralized debt obligation (CDO) or collateralized loan obligation (CLO) entity, if we are the primary beneficiary of the collateralized financing entity, in accordance with the guidance in Topic 810 on consolidation. ASU 2014-13 provides that when consolidating a collateralized financing entity, we may elect to measure the financial assets and liabilities of that collateralized financing entity using either the measurement alternative included in the update or Topic 820 on fair value measurement. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted as of the beginning on an annual period. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which limits the conditions indicating that an entity is the primary beneficiary of a collateralized financing entity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period.  We are currently evaluating the impact of the implementation of this guidance on our consolidated financial statements, particularly with respect to our March 2015 transaction with Infinite Conferencing Partners LLC, as discussed in note 9.

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

DECEMBER 31, 2014

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	December 31, 2014			September 30, 2014
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
Intella2	411,656	-	411,656	411,656	-	411,656
Audio/web conferencing reporting unit	6,812,543	-	6,812,543	6,812,543	-	6,812,543

EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2014):

Intella2 - customer list and non-compete	722,817	(222,628)	500,189	722,817	(195,900)	526,917
Total intangible assets	722,817	(222,628)	500,189	722,817	(195,900)	526,917

Total goodwill and other acquisition-related intangible assets	$9,081,421	$(222,628)	$8,858,793	$9,081,421	$(195,900)	$8,885,521

Intella2 – November 30, 2012

On November 30, 2012 we acquired certain assets and operations of Intella2 Inc., a San Diego-based communications company (“Intella2”). The acquisition included a list of over 2,500 customers as well as software licenses, equipment and network infrastructure and a non-compete. The service capabilities acquired from Intella2 included audio conferencing, web conferencing, text messaging, and voicemail. The Intella2 assets and operations were purchased by Onstream Conferencing Corporation, our wholly owned subsidiary, and are being managed by our Infinite Conferencing division, which specializes in audio and web conferencing.

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired from Intella2 was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years.

Through June 30, 2014, we paid Intella2 (i) approximately $713,000 of the approximately $1.4 million purchase price and (ii) approximately $50,000, which we considered to be payment of accretion (i.e., interest) instead of the purchase price (i.e., principal).As a result of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we agreed to satisfy all remaining liabilities to Intella2 with the payment of another $38,000 in cash and equipment (which we also considered to be payment of accretion). Accordingly, we reversed the remaining liability of approximately $744,000, for the unpaid portion of the purchase price plus subsequent accretion, and recognized it as other income for the year ended September 30, 2014.

Under the terms of the litigation settlement, (i) Mr. Cohen’s non-compete agreement was cancelled and replaced by mutual agreements as to non-disparagement and non-solicitation and (ii) we transferred all free conferencing customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014. Our free conferencing revenues were approximately $173,000 for the year ended September 30, 2014.

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

DECEMBER 31, 2014

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. We evaluated the carrying value of the Infinite goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below.

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

DECEMBER 31, 2014

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

Subsequent to this acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications (the “Original Applications”), which, while related, would be evaluated separately by the U.S. Patent and Trademark Office (“USPTO”).

With respect to the claims pending in the first of the two Original Applications (number 10/808,894), the USPTO issued various final and non-final rejections in August 2008, February 2009, May 2009, January 2010 and June 2010. Our responses to these rejections included modifications to certain claims made in the original patent application. In response to the June 2010 rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. As a result of that hearing, which we attended, on October 27, 2014 the Patent Trial and Appeal Board affirmed the Examiner’s rejection in part and reversed the Examiner’s rejection in part.  In response, the Examiner issued a new Office Action on March 5, 2015 rejecting the claims.  We conducted an interview with the Examiner on April 9, 2015 and filed a response to the Office Action on May 26, 2015, which contained certain proposed amendments to the claims. On June 19, 2015, the USPTO issued a Notice of Allowance and Fees Due, which granted the claims as submitted by us on May 26, 2015. On September 2, 2015, we paid the required fees to the USPTO and per an Issue Notification from the USPTO dated September 23, 2015, U.S. Patent Number 9,161,068 (the “Granted Patent”) will be issued to us on October 13, 2015, with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid. On September 2, 2015, we also filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 17, 2015 filing date for a new patent application (number 14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we must respond to by November 17, 2015. Extensions of time (of up to five months) to respond may be obtained to a final non-extendible due date of April 17, 2016.  The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the Granted Patent.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

With respect to the claims pending in the second of the two Original Applications (number 12/110,691), the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and the related Appeal Brief on June 9, 2014, which the USPTO responded to with an Examiner’s Answer on September 3, 2014.  On November 3, 2014 we filed a Reply Brief with the Patent Trial and Appeal Board, where it is awaiting review.

Regardless of the ultimate outcome, our management has determined that an adverse decision with respect to the pending patent applications would not have a material adverse effect on our financial position or results of operations, since all of the previous costs incurred by us in connection with the patents have been amortized to expense as of September 30, 2013 and are being expensed as incurred subsequent to that date. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with these patents.

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

DECEMBER 31, 2014

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a$550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000.We evaluated the carrying value of the Acquired Onstream goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below.

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million. We evaluated the carrying value of the EDNet goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001 (continued)

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation - see note 1.  However, based on our assessment as of September 30, 2014 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Our management, with the assistance of the third-party valuation services firm for the September 30, 2014 evaluation, determined the rates and assumptions (including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group.

As part of the DCF analyses, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the year ended September 30, 2014, we determined that approximately 83% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts as of September 30, 2014. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.16 per share as of September 30, 2014.

Based on the above, we determined that it was more likely than not that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units were more than their respective carrying amounts as of September 30, 2014 and that further evaluation under the second step of the two-step process described above was not necessary.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including the increase in the closing ONSM share price from $0.16 per share as of September 30, 2014 to $0.21 per share as of December 31, 2014, we have concluded that no triggering event has occurred through December 31, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2014			September 30, 2014
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
							Useful Lives (Yrs)
	Historical Cost		Net Book Value	Historical Cost		Net Book Value

Equipment and software	$11,102,623	$(10,739,316)	$363,307	$11,086,319	$(10,687,925)	$398,394	1-5
DMSP	6,214,119	(5,746,986)	467,133	6,212,019	(5,702,817)	509,202	5
Other capitalized internal use software	2,384,216	(1,550,628)	833,588	2,302,688	(1,475,840)	826,848	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	623,443	(573,280)	50,163	623,443	(567,389)	56,054	2-7
Totals	$21,692,513	$(19,978,322)	$1,714,191	$21,592,581	$(19,802,083)	$1,790,498

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of December 31, 2014 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of December 31, 2014, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release.

As of December 31, 2014 we have capitalized as part of other internal use software approximately $1.8 million of employee compensation and other costs for the development of webcasting applications. As of December 31, 2014, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 and $251,000 placed in service in October 2013 and July 2014, respectively, for enhancements to that new release.

All capitalized development costs placed in service are being depreciated over five years. Depreciation and amortization expense for property and equipment was approximately $176,000 and $189,000 for the three months ended December 31, 2014 and 2013, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2014	September 30, 2014

New Sigma Note	$1,358,000	$-
Sigma Note 1 (excluding portion in notes payable)	-	395,000
Sigma Note 2	-	551,741
Sigma Notes (excluding portion in notes payable)	1,358,000	946,741
Rockridge Note	400,000	400,000
Fuse Note	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	2,158,000	1,746,741
Less: discount on convertible debentures	(102,760)	(113,789)
Convertible debentures, net of discount (all non-current)	$2,055,240	$1,632,952

New Sigma Note and Sigma Note 1

On March 21, 2013 (the “Sigma Closing”) we closed a transaction with Sigma Opportunity Fund II, LLC (“Sigma”), under which Sigma remitted $600,000 (net of fees and expenses discussed below) pursuant to a senior secured note (“Sigma Note 1”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. On June 14, 2013, Sigma Note 1 was amended to provide that we would receive immediate additional funding of $345,000, repayable as a balloon payment due on December 18, 2014, which when added to the previous balloon payment of $50,000 resulted in a total amended balloon payment of $395,000. Such amended balloon payment would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share.  After the amendment the total gross proceeds received under Sigma Note 1 was $945,000. Interest, computed at 17% per annum on the outstanding principal balance, was payable in monthly installments commencing April 30, 2013 and principal was payable in monthly installments commencing June 30, 2013. The required payments were made through November 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

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

On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma.  The net proceeds were used to pay the approximately $173,000 of outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, such extension subject to us not being in default on the New Sigma Note as of October 15, 2015 and which extension will result in our obligation to pay Sigma Capital up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). As a result the New Sigma Note is classified as non-current on our December 31, 2014 balance sheet.

The collateral and payment priority for the New Sigma Note are unchanged from Sigma Notes 1 and 2. Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). This early repayment requirement does not apply to (i) the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners and (ii) up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter, both as discussed in note 1.

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share (reduced from $1.00 per share for Sigma Notes 1 and 2), which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the New Sigma Note or we are sold.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

In connection with the initial March 2013 financing, we issued 300,000 restricted common shares to Sigma and agreed to reimburse up to $30,000 of Sigma’s legal and other expenses related to that financing, $27,500 of which was paid by us at the Sigma Closing. We also issued 60,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them a $75,000 advisory fee, in connection with an Advisory Services Agreement we entered into with Sigma Capital effective March 18, 2013. We also paid finders and other fees to other third parties in connection with that transaction, which totaled 60,000 restricted common shares and $12,000 cash.

In connection with the June 2013 amendment, we issued 325,000 restricted common shares to Sigma and made payments aggregating $45,000 to Sigma and Sigma Capital, representing an administrative fee plus reimbursement of Sigma’s other cost and expenses related to that financing. We also issued 125,000 restricted common shares to Sigma Capital.

The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, in connection with the initial March 2013 financing and the June 2013 amendment, was reflected as a $511,188 discount against Sigma Note 1 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 56% per annum through February 28, 2014 (which was 60% per annum for the period prior to the June 2013 amendment).

Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the allocated portion of the common shares issued and the fees paid in connection with the February 28, 2014 Sigma Note 2 agreement are combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing and the June 2013 amendment, the resulting effective interest rate of Sigma Note 1 as of February 28, 2014 was approximately 66% per annum.

In connection with the September 15, 2014 agreement we issued 53,000 restricted common shares to Sigma and 22,000 restricted common shares to Sigma Capital and we also paid Sigma Capital a $15,000 cash fee and paid Sigma $4,000 as reimbursement of legal expenses.

A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $12,355, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement are combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing, the June 2013 amendment and the February 2014 amendment, the resulting effective interest rate of Sigma Note 1 as of September 15, 2014 was approximately 63% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. The above payments were subject to reduction in the event of early repayment of the New Sigma Note. As of December 31, 2014 we had recorded $99,578 as debt discount related to the portion of the above items payable as of December 31, 2014, with the remainder of $200,000 to be recorded as they become due during the six months ending June 30, 2015.

The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement (there was no remaining unamortized discount from previous Sigma transactions as of that date) will be amortized as interest over the term of the New Sigma Note, resulting in an effective interest rate of approximately 65% per annum. This effective interest rate does not include the impact of liquidated damages for late filings or the impact if an early repayment was required, both as discussed above.

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. As part of the September 21, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 fee (added to the loan principal balance), (ii) paid Sigma $7,500 as reimbursement of legal expenses, (iii) agreed to make an additional advisory fee payment to Sigma Capital of $2,500 on October 15, 2015, and (iv) agreed, in the event the loan maturity date is extended from October 15, 2015 to April 15, 2016, to pay fees to Sigma Capital aggregating $175,000 in three monthly installments from October 15, 2015 through December 15, 2015 and to make additional advisory fee payments to Sigma Capital aggregating $75,000 in monthly installments from November 15, 2015 through April 15, 2016.

The April 30, 2015 agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital an aggregate of $42,500 for such damages through September 28, 2015 and have agreed that since we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date (both payments included in the $42,500 already paid), (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date (the first payment included in the $42,500 already paid), (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first. As of October 6, 2015, Form 10-Q for the periods ended March 31 and June 30, 2015 were due but had not been filed by us with the SEC.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

The unamortized portion of the debt discount recorded against the New Sigma Note was $99,578 as of December 31, 2014. The unamortized portion of the debt discount recorded against Sigma Note 1 was $98,494 (including $53,150 related to the portion of that debt classified as a note payable) as of September 30, 2014.

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

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its December 2014 modification versus the present value of the cash flows under the payment terms in place one year earlier, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective December 31, 2014 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or we are sold, and since the ONSM closing price of $0.21 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

In connection with the above financing, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the New Sigma Note, with the principal being payable and accruing interest under the terms of the New Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through April 15, 2016, up to a maximum of $45,000 in total fees.

Sigma Note 2

In addition to the February 28, 2014 amendment to Sigma Note 1 as discussed above, we completed a second transaction with Sigma on that date, under which we borrowed $500,000 (from which were deducted certain fees and we repaid certain debt as discussed below) pursuant to a senior secured note (“Sigma Note 2”) issued to Sigma and collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Rockridge and Thermo Credit LLC. The $500,000 principal, plus $59,447 interest (based on 17% per annum compounding monthly), was due on October 31, 2014 and the principal (including the accrued interest thereon) would be convertible into restricted common shares, at Sigma’s option, using a conversion rate of $1.00 per share. As part of a September 15, 2014 agreement with Sigma, this payment schedule was replaced by our agreement to pay Sigma all principal plus accrued interest on December 31, 2014. On December 31, 2014, we entered into an agreement with Sigma whereby we paid Sigma all accrued interest due on Sigma Notes 1 and 2 through that date, which were then cancelled and replaced the New Sigma Note. On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet. The terms of the New Sigma Note and the April 30, 2015 agreement with Sigma are discussed under “New Sigma Note and Sigma Note 1” above.

In connection with the February 28, 2014 closing and funding of Sigma Note 2, we issued 350,000 restricted common shares to Sigma as well as reimbursed $11,354 of Sigma’s legal and other expenses related to this financing. In connection with a February 28, 2014 Advisory Services Agreement, we also issued 450,000 restricted common shares to Sigma Capital Advisors, LLC (“Sigma Capital”) and paid them a $267,857 advisory fee.  The value of the common stock issued, plus the amount of cash paid for related financing fees and expenses, was reflected as a $124,655 discount against Sigma Note 1 and a $329,556 discount against Sigma Note 2 (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 115% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2 (continued)

A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $21,645, was allocated to Sigma Note 2 and that amount was amortized as interest over the remaining term of Sigma Note 2. When the allocated portion of the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement are combined with the amortization of the remaining unamortized discount arising from the initial February 2014 Sigma Note 2 financing, the resulting effective interest rate of Sigma Note 2 as of September 15, 2014 was approximately 66% per annum. The aggregate unamortized portion of the debt discount recorded against Sigma Note 2 was $61,999 as of September 30, 2014.

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

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 2 after its December 2014 modification versus the present value of the cash flows under the payment terms in place upon the original issuance of Sigma Note 2, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, or in the case of a note issued less than one year prior, existing as of the original note issuance date. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective December 31, 2014 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or we are sold, and since the ONSM closing price of $0.21 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note

In April and June 2009 we borrowed $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our larger shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In September 2009, we borrowed an additional $1.0 million from Rockridge, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million. In connection with this transaction, we issued a note (the “Rockridge Note”) bearing interest at 12% per annum and collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by other lenders. We also entered into a Security Agreement with Rockridge containing covenants and restrictions with respect to the collateral.

We made subsequent principal and interest payments, primarily on a monthly basis, which reduced the outstanding balance of the Rockridge Note to $400,000 as of December 31 and September 30, 2014. This remaining balance, per our latest agreement with Rockridge dated August 18, 2015, has a Maturity Date of April 15, 2016 and as a result is classified as non-current on our December 31 and September 30, 2014 balance sheets. We continue to pay interest on a monthly basis. The Rockridge Note also provides that we will pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

The Rockridge Agreement, as amended through December 31, 2014, provides that (i) Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 666,667 restricted shares of our common stock (the “Shares”) and (ii) on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 valuation adjustment (the “Shortfall Payment”) related to the Shares. The Shortfall Payment would be calculated as the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum of $75,000 in the aggregate.

Our December 31, 2014 agreement with Rockridge, in exchange for an extension of the Maturity Date, increased the origination fee by 50,000 Shares (to the 666,667 Shares as discussed above). This increase had a fair market value of approximately $10,500, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we recorded as interest expense (as well as a corresponding increase in additional paid-in capital) for the three months ended December 31, 2014. Since there was no remaining unamortized discount with respect to the Rockridge Note as of December 31, 2014, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

Our April 30, 2015 agreement with Rockridge, in exchange for an extension of the Maturity Date to October 15, 2015, increased the origination fee by 30,000 Shares, for an aggregate adjusted total of 696,667 Shares. Our August 18, 2015 agreement with Rockridge, in exchange for the most recent extension of the Maturity Date, increased the origination fee by 50,000 Shares, for an aggregate adjusted total of 746,667 Shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability was also $75,000 as of December 31, 2014. Although as a result of the extension of the Maturity Date discussed above, the Shortfall Payment is not due until April 15, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.17 per share on September 25, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the second tranche of 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012 and ending when the remaining unamortized discount of $43,620 was written off as a debt extinguishment loss in February 2014. The fair market value of the third tranche of 25,000 origination fee Shares arising from the September 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $5,250 during the year ended September 30, 2014. The fair market value of the fourth tranche of 50,000 origination fee Shares arising from the December 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $10,500 during the three months ended December 31, 2014. Corresponding increases in additional paid-in capital were also recorded for the value of the Shares.

The initial effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, which reduced it to approximately 28.0% per annum, the October 2012 Shortfall Payment accrual, which increased it to approximately 31.1% per annum and the December 2012 Allonge, which decreased it to approximately 29.1% per annum. As a result of the February 2014 debt extinguishment loss, discussed above, the effective interest rate was reduced to 12% per annum and, because of the expensing of the value of all subsequent increases in the number of origination fee Shares, it has remained at that level to date. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to any variance between the conversion price versus market prices if principal is satisfied with common shares issued upon conversion instead of cash.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Fuse Note

Effective March 19, 2013 we issued an unsecured subordinated note to Fuse Capital LLC (“Fuse”) in the amount of $200,000 (the “Fuse Note”) in consideration of $100,000 of additional cash proceeds to us plus the cancellation of a previously issued note with a still outstanding balance of $100,000. The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was initially payable as follows: interest only (at 12% per annum) during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year.

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis.  Effective February 28, 2015 the Fuse Note was further amended, extending the maturity date to March 1, 2016 and as a result the Fuse Note is classified as non-current on our December 31 and September 30, 2014 balance sheets. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $30,000 as of December 31, 2014 as a result of the accretion of $2,000 as interest expense for the three months then ended.

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.40 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to March 1, 2016, the extended maturity date of the Fuse Note.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in a debt extinguishment loss recognized in fiscal 2013 and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 is being amortized as interest expense over the term of the note, resulting in an effective interest rate of approximately 19% per annum. The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $3,182 and $6,446 as of December 31 and September 30, 2014, respectively.

Intella2 Investor Notes

In connection with the issuance of the Fuse Note as discussed above, we modified the terms on another note issued to Fuse on November 30, 2012, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share. This other note, with an original principal balance of $200,000 which increased to $220,000 as a result of a February 28, 2015 amendment, although still only $200,000 is convertible, is discussed in more detail under “Intella2 Investor Notes” in the “Notes and Leases Payable” section below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is reflected as a liability on our December 31 and September 30, 2014 balance sheets.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” below), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back the 416,667 Equipment Note Shares issued to those Noteholders, to the extent permitted by law, at $0.30 per share, if the fair market value of the Equipment Note Shares was not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which were April 24 and May 4, 2015, respectively. Furthermore, we agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended and which increased to approximately $117,000 as of December 31, 2014 as a result of the accretion of approximately $9,000 as interest expense for the three months then ended.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of December 31, 2014.

In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, we would issue the Noteholders additional shares of common stock in aggregate equal to approximately 1.9% of the excess over 22 million, times the percentage of the original 416,667 common shares still held by the Noteholders on the six and twelve month anniversary dates of the October and November 2013 financings, as well as the eighteen month maturity date. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively. The number of outstanding shares was less than 22 million as of September 30, 2014, and thus we had no potential liability under the above provision as of that date. Furthermore, the number of outstanding shares as of April 24, 2015 and May 4, 2015 (the eighteen month maturity dates) was approximately 22.5 million, resulting in a liability under the above provision as of that date to issue approximately 10,300 additional common shares, which is considered immaterial.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2014	September 30, 2014

Line of Credit Arrangement	$1,650,829	$1,650,829
Sigma Note 1 (excluding portion in convertible debentures)	-	592,599
Working Capital Notes	592,727	592,727
Subordinated Notes	250,000	250,000
Intella2 Investor Notes (excluding portion in convertible debentures)	250,000	250,000
Investor Notes	175,000	175,000
USAC Note	19,075	56,229
Equipment lease	25,523	25,523
Total notes and leases payable	2,963,154	3,592,907
Less: discount on notes payable	(24,523)	(125,847)
Notes and leases payable, net of discount	2,938,631	3,467,060
Less: current portion, net of discount	(2,129,852)	(2,451,681)
Notes and leases payable, net of current portion and discount	$808,779	$1,015,379

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

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter. The renewal of the Line is still pending as of October 6, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and assuming the Line would be renewed through December 31, 2015 with terms materially equivalent to the expired Line, as discussed above, the term of the renewed Line would be extendable by us for an extra year (to December 31, 2016), subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through October 6, 2015, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. As of December 31, 2014, the outstanding principal balance of the Line exceeded the calculated borrowing availability by approximately $60,000 and as of September 24, 2015 that excess was approximately $342,000, which included the maximum potential impact of the reduction of our eligible accounts receivable arising from our March 2015 transaction with Partners (see note 9), although the inclusion of our accounts receivable from Partners, in lieu of including the receivables from the Sold Accounts, with respect to calculating borrowing availability under the Line has not been finalized between us and the Lender. In the event that our accounts receivable from Partners was fully included when calculating borrowing availability under the Line, the excess of $342,000 as of September 24, 2015 would be reduced to approximately $247,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through December 31, 2014.

The Lender must approve any additional debt incurred by us, other than debt subordinated to the Line and debt incurred in the ordinary course of business (which includes equipment financing). The Lender approved the Equipment Notes, the Rockridge Note, the USAC Note, USAC Note 2, Sigma Note 1, Sigma Note 2 and the New Sigma Note. All other debt entered into by us subsequent to the December 2007 inception of the Line has been appropriately approved by the Lender and/or was allowable under one of the exceptions noted above.

Sigma Note 1

Sigma Note 1, of which $395,000 was convertible into common stock as of September 30, 2014, is discussed in the “Convertible Debentures” section above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Effective February 28, 2015 one of the Working Capital Notes with an outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result that portion of the Working Capital Notes is classified as non-current on our December 31 and September 30, 2014 balance sheets. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provides that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increases the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. As a result of the amendment extending the maturity of one of these two notes to April 16, 2016, as well as the April 15, 2016 maturity of the additional funds loaned by Sigma to repay the other one of these two notes, both Working Capital Notes are classified as non-current on our December 31, 2014 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The Working Capital Notes are expressly subordinated to the following notes issued by us and outstanding at the time of the issuance of the Working Capital Notes: Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases, or any assignees or successors thereto, subject to a cumulative maximum outstanding balance of $3.9 million. The Working Capital Notes are secured by a limited claim to our assets, pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014, subject to all prior liens of the foregoing entities and limited to the extent such a lien is allowable by the terms of the loan documents executed between us and the foregoing entities. The Working Capital Note with an amended principal balance of $190,000 provides that we will be bound to a limit of $3.9 million in total debt senior to that Working Capital Note while that note is outstanding.

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $98,000 as of December 31, 2014 as a result of the accretion of approximately $10,000 as interest expense for the three months then ended. If the closing ONSM share price of $0.17 per share on both May 5 and September 25, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

In addition, we agreed that to the extent the number of outstanding shares of our common stock exceeds 22 million shares, we would issue to the holder of one of the Working Capital Notes additional shares of common stock in aggregate equal to approximately 0.21% of the excess over 22 million, times the percentage of the 45,834 common shares originally issued to the noteholder (part of the 358,334 shares discussed above), and still held by the noteholder on the six, twelve and eighteen month anniversary dates of the October 2013 financing. For clarity, additional issuances based on any particular increase in the number of our outstanding shares over the stated limit will only be made once and so additional issuances on the second and third dates will be limited and related to increases since the first and second dates, respectively. The number of outstanding shares was less than 22 million as of September 30, 2014, and thus we had no potential liability under the above provision as of that date. Furthermore, the number of outstanding shares as of April 24, 2015 (the eighteen month maturity date) was approximately 22.5 million, resulting in a liability under the above provision as of that date to issue approximately 1,100 additional common shares, which is considered immaterial.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

 NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the three months ended December 31, 2013, in connection with the use of a portion of the proceeds to repay previously outstanding debt, as discussed above. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the term of the notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum. This effective rate would increase in the event an early repayment was required, as discussed above. The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $24,523 and $50,624 as of December 31 and September 30, 2014, respectively.

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $250,000 was outstanding as of December 31 and September 30, 2014, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

On April 30, 2012 we received $100,000 for an unsecured subordinated note bearing interest at 15% per annum, with the principal payable in equal monthly installments of $8,333 starting November 30, 2012 plus $58,333 balance payable on April 30, 2013, although we made none of these payments. Effective November 1, 2012 this note was amended to reduce the interest rate from 15% to 12% per annum and to modify the principal payment schedule to a single payment of $100,000 due on October 31, 2014, in exchange for our issuance of an additional 35,000 common shares to the noteholder. The $12,600 value of these common shares was reflected as a discount against this note (as well as a corresponding increase in additional paid-in capital for the value of the shares on the date of issuance) and that amount, as well as the unamortized portion of previously recorded discount, was amortized as interest expense over two years (the remaining term of the note, as modified), resulting in an effective interest rate of approximately 21% per annum through October 31, 2014, at which point it reduced to 12% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014.  We did not make the principal payment when it was due on October 31, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through December 31, 2014. This note was amended effective February 28, 2015 to extend the maturity date to March 1, 2016 and as a result this note is classified as non-current on our December 31 and September 30, 2014 balance sheets. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $110,000, for the effect of a $10,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

During January 2013 we received an aggregate of $150,000 pursuant to our issuance of two unsecured subordinated notes, bearing interest at 20% per annum. In January 2014 the maturity date of these notes, as well as the due date of the aggregate of $15,000 earned but unpaid interest, was extended to October 2014. An aggregate of 240,000 restricted ONSM common shares with a fair market value at issuance of approximately $60,000 was issued to the lenders as an extension fee. This amount was reflected as a discount and amortized as interest expense over approximately nine and one half months, resulting in an effective interest rate of approximately 71% per annum through October 31, 2014, at which point it reduced to 20% per annum.

We concluded that there was less than a 10% difference between the present value of the cash flows of these notes after the January 2014 modification versus the present value of the cash flows under the payment terms in place one year earlier, under the provisions of ASC 470-50-40, the modified terms were not considered substantially different and therefore accounting for these modifications as extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, since a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms was to the terms existing one year prior to the current modification.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

We did not make the principal payments when due in October 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through December 31, 2014. Effective February 28, 2015 we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. As a result such remaining principal is classified as non-current on our December 31 and September 30, 2014 balance sheets. The amendments increase the aggregate outstanding principal balance to $82,500, for the effect of due diligence fees aggregating $7,500 earned by the noteholders in connection with the amendments. The amendments also reduce the interest rate to 18% per annum, provide us with a one-time credit to make the change effective with the inception of the note and establish that future interest would be paid quarterly, at 12% per annum, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was none and $4,166 as of December 31 and September 30, 2014, respectively.

Intella2 Investor Notes

On November 30, 2012 we issued unsecured promissory notes to five investors (the “Intella2 Investor Notes”), with an initial aggregate outstanding balance of $450,000 bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. These notes were issued in exchange for $350,000 cash proceeds plus the satisfaction of the $100,000 outstanding principal balance due on a previously issued subordinated note. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. In connection with the issuance of the Fuse Note on March 19, 2013 (discussed in more detail above), we modified the terms on one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance, to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, the Intella2 Investor Notes held by Fuse and two of the other four investors was further amended to provide that the principal balances aggregating $290,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued an aggregate of 29,000 common shares having a fair market value of approximately $6,100, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest at that time. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating these modifications as to whether loan extinguishment accounting would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through December 31, 2014. Effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $60,000 representing the aggregate outstanding principal on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to another two of the Intella2 Investor Notes, which had aggregate outstanding principal of $250,000 and included the Intella2 Investor Note held by Fuse and which were amended to extend the maturity date to March 1, 2016. As a result the principal on the two extended Intella2 Investor Notes is classified as non-current on our December 31 and September 30, 2014 balance sheets. The amendments increase the aggregate outstanding principal balance on those two Intella2 Investor Notes to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest will be repaid within thirty days of the receipt of such proceeds. The fifth of the five Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of October 6, 2015.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Intella2 Common Stock was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended, increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended and increased again to approximately $66,000 as of December 31, 2014 as a result of the accretion of approximately $3,000 as interest expense for the three months then ended. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of December 31, 2014.

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

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its March 19, 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we wrote-off of the portion of remaining unamortized discount related to the Intella2 Investor Note held by Fuse as a non-cash debt extinguishment loss as of March 31, 2013.As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum through November 30, 2014, at which point it also reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was none and $5,415 (none of which related to the portion of this debt classified as a convertible debenture) as of December 31 and September 30, 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes

On November 30, 2012 we received $175,000, and on January 2, 2013 we received $25,000, such amounts aggregating $200,000 pursuant to unsecured promissory notes issued to five investors (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We did not make the principal payments on the Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through December 31, 2014. During November 2013 we paid the $25,000 outstanding principal on one of the Investor Notes plus all accrued interest through that date. During March 2015 we paid the $175,000 aggregate outstanding principal on the four remaining Investor Notes plus all accrued interest through that date.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended, increased again to $27,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $28,000 as of December 31, 2014 as a result of the accretion of $1,000 as interest expense for the three months then ended. This approximately $28,000 liability is equal to the potential repurchase of 35,000 shares at $0.80 per share, since we satisfied our obligation with respect to 5,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Investor Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of December 31, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum through November 30, 2014, at which point it reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was none and $12,492 as of December 31 and September 30, 2014, respectively.

USAC Notes

On February 15, 2013 we executed a letter agreement promissory note with the Universal Service Administrative Company(“USAC”) for $372,453, payable in monthly installments of $19,075 (which include interest at 12.75% per annum) over twenty-two months starting March 15, 2013 through December 15, 2014 (the “USAC Note”). The final payment due in December 2014 was made in January 2015. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the February 2013 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program. See notes 1 and 5.

On May 15, 2015 we executed a letter agreement promissory note with USAC for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 (“USAC Note 2”). This letter agreement promissory note is related to our liability for USF contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable.

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending December 31:
2015	$2,129,852
2016	2,991,302
Total minimum debt payments	$5,121,154

The Line is included above as a $1,650,829 payment during the year ending December 31, 2015, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and as of October 6, 2015 expect to renew it through December 2015, with an option to extend it through December 2016, as discussed in more detail under "Line of Credit Arrangement" above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of December 31, 2014 was approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

DECEMBER 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. Accordingly, we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to directors and officers”. This accrued liability has been reduced for the following actions:

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

2.      Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of October 6, 2015, the base salary payments to the Executives are approximately 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees.

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

DECEMBER 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although, as of October 6, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares committed for issuance was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus $0.29 per share, we will reimburse the shortfall to the Executives in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Although the share price increased to $0.21 per share as of December 31, 2014, we did not reduce the accrual accordingly, since our share price declined to $0.15 per share as of March 31, 2015, which will result in an additional accrual as of that date. If the closing ONSM share price of $0.17 per share on September 25, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $204,000, or the equivalent in common shares.

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

DECEMBER 31, 2014

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

As of October 6, 2015, the Executives have been issued an aggregate of 2,875,000 Executive Incentive Shares in accordance with the above, including shares earned for meeting financial objectives through fiscal 2014, and of which 125,000 of those shares were issued after December 31, 2014.

In addition to the above, we recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the three months ended December 31, 2014, based on our determination that it is probable that the fiscal 2015 financial objectives for EBITDA, as adjusted, and for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of December 31, 2014, we had not determined that it is probable that this objective will be met.

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

DECEMBER 31, 2014

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

Lease commitments

As of December 31, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $57,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. We have included the lease payments for such renewal period in the table of future minimum lease payments as presented below. As of October 6, 2015, we are in negotiations with the landlord with respect to the terms of our continuing tenancy at that location.

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

The operating leases for our office space in San Diego, California and in Colorado Springs, Colorado call for aggregate monthly payments totaling approximately $4,200 and are on short-term leases with remaining maturities of less than one year. The San Diego lease was terminated as of May 31, 2015.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending December 31:
2015	$569,552
2016	384,147
2017	312,532
2018	230,381
Total minimum lease payments	$1,496,612

The capital leases included in Notes Payable (see note 4) were immaterial for inclusion in the above table.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota. Approximately $5,000 in aggregate per month of our payments to these facilities is classified by us as rental expense with the approximately $28,000 per month remaining balance classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitments below. Total rental expense (including executory costs) for all operating leases was approximately $200,000 and $197,000 for the three months ended December 31, 2014 and 2013, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $2.7 million, approximately $1.5 million of that commitment related to the one year period ending December 31, 2015 and the balance of such commitment related to the period from January 2016 through August 2017.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings (continued)

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

NOTE 6:  CAPITAL STOCK

Common Stock

We recorded the issuance of 375,000 Executive Incentive Shares, valued at approximately $71,000, in our financial statements for the three months ended December 31, 2014, based on our determination that it is probable that the fiscal 2015 financial objectives for EBITDA, as adjusted, and for positive operating cash flow, will be met and these shares will be earned by the Executives - see note 5. The value of these shares is being recognized as compensation expense paid with common shares and other equity over the relevant service periods. During the three months ended December 31, 2014, we also reversed 125,000 Executive Incentive Shares, valued at approximately $23,000, that were recorded in our financial statements for the three months ended September 30, 2014. This represented a financial statement matter only, as these shares were never issued to the Executives, and was considered to be immaterial for any prior period adjustment.

During the three months ended December 31, 2014 we issued 480,000 unregistered common shares for consulting and advisory services valued at approximately $76,000, which are being recognized as professional fees expense over various service periods. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $30,000 and $71,000 for the three months ended December 31, 2014 and 2013, respectively.

As a result of previously recorded issuances of Executive Incentive Shares, as well as shares for financial consulting and advisory services, there remains approximately $110,000 and $54,000 in deferred equity compensation expense at December 31 and September 30, 2014, respectively, to be amortized over the remaining periods of service of up to six months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6:  CAPITAL STOCK (Continued)

Common Stock (continued)

In accordance with a December 31, 2014 extension of the Rockridge Note, we agreed to increase the loan origination fee by 50,000 common shares. Since these shares were committed to be issued by us as of December 31, 2014 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements during the three months ended December 31, 2014 – see note 4.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability on our financial statements as of that date. We recognized another $7,000 of interest expense for the three months ended December 31, 2014, which resulted in an approximately $105,000 liability on our financial statements as of that date.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 6, 2015, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of December 31, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling telephone related services to business customers, such as conference calling, voicemail, text messaging and collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The Digital Media Services Group is primarily comprised of our business activities selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are within the United States. Detailed below are the results of operations by segment for the three months ended December 31, 2014 and 2013 and total assets by segment as of December 31 and September 30, 2014.

	For the three months ended December 31,

	2014	2013
Segment revenue:
Audio and Web Conferencing Services Group	$2,752,054	$2,778,199
Digital Media Services Group	1,458,527	1,437,548
Total consolidated revenue	$4,210,581	$4,215,747

Segment operating income:
Audio and Web Conferencing Services Group	$865,105	$840,842
Digital Media Services Group	426,468	354,270
Total segment operating income	1,291,573	1,195,112

Depreciation and amortization	(202,968)	(214,187)
Corporate and unallocated shared expenses	(1,016,210)	(1,013,432)
Other expense, net	(486,978)	(545,798)
Net loss	$(414,583)	$(578,305)

	December 31, 2014	September 30, 2014

Assets:
Audio and Web Conferencing Services Group	$10,258,154	$10,413,824
Digital Media Services Group	2,706,065	2,510,375
Corporate and unallocated	833,604	587,584
Total assets	$13,797,823	$13,511,783

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2014, we had issued options and warrants still outstanding to purchase up to 1,140,199 ONSM common shares, including 465,199 shares under Plan Options to employees, consultants and directors; 375,000 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including the 2,875,000 Executive Incentive Shares issued plus the 375,000 Executive Incentive Shares expected to be issued, both as discussed in note 5) through December 31, 2014, 465,199 outstanding employee, consultant and director Plan Options as of December 31, 2014 and 75,000 outstanding financial consultant Plan Options as of December 31, 2014, there are 332,038 shares available for additional issuances under the Plan.

Details of employee, consultant, and director Plan Option activity under the Plan for the three months ended December 31, 2014 are as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2014	481,185	$1.76
Granted during the period	-	$-
Expired or forfeited during the period	(15,986)	$8.91
Balance, December 31, 2014	465,199	$1.52

Exercisable at December 31, 2014	465,199	$1.52

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

The outstanding Plan Options for the purchase of 465,199 common shares all have exercise prices equal to or greater than the fair market value at the date of grant, the exercisable portion has a weighted-average remaining life of approximately 1 month and are further described below.

		Total number of underlying common shares	Vested portion of underlying common shares	Exercise price per share

					Expiration date
Grant date	Description

May 2008	Consultant	16,667	16,667	$6.00	Jan 2015
May 2009	Consultant	33,333	33,333	$3.00	Jan 2015
Jan 2011	Directors	50,000	50,000	$1.23	Jan 2015
Jan 2011	Employees (non-Executive)	315,199	315,199	$1.23	Jan 2015
Jan 2011	Consultant	25,000	25,000	$1.23	Jan 2015
Jun 2011	Director	25,000	25,000	$1.00	Jun 2015

	Total common shares underlying Plan Options as of December 31, 2014	465,199	465,199

As of December 31, 2014, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 375,000 common shares, as follows:

	Number of common shares
		Exercise price per share		Expiration Date
Issuance period			Type

November 2011	30,000	$0.92	Plan	Nov 2016
March 2012	25,000	$0.65	Plan	March 2015
July 2012	20,000	$6.00	Plan	July 2016
Year ended September 30, 2012	75,000

March 2011	300,000	$1.50	Non-Plan	March 2015

Year ended September 30, 2011	300,000
Total common shares underlying financial consultant options as of December 31, 2014	375,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2014, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of common shares
		Exercise price per share	Expiration Date
Description of transaction

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of December 31, 2014	300,000

On September 17, 2010, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), whereby LPC agreed to purchase, and did purchase, a certain number of our common and preferred shares during the term of the LPC Purchase Agreement, which term expired on September 17, 2013. In connection with the LPC Purchase Agreement, we also issued LPC a five-year warrant to purchase 540,000 unregistered common shares at an exercise price of $2.00 per share, which due to certain anti-dilution provisions was eventually adjusted to allow purchase of 627,907 shares at $1.72 per share (“LPC Warrant 1”). Effective October 25, 2012, LPC Warrant 1 was cancelled and replaced with New LPC Warrant 1, with 250,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions – certain price-based anti-dilution provisions that were in LPC Warrant 1 are not included in New LPC Warrant 1.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosure as noted with respect to transactions occurring after December 31, 2014:

  Note 1 (impact of certain debt and other obligations coming due after December 31, 2014 and after December 31, 2015; funding commitment letter obtained after December 31, 2014)

  Note 2 (patent application and issuance activity after December 31, 2014; impact of change in ONSM common share price through September 25, 2015)

  Note 4 (status of SEC filings for periods subsequent to December 31, 2014; status of the Line for periods after December 31, 2014, including negotiations for renewal and the excess of the outstanding principal balance over the calculated borrowing availability; extensions and other modifications to various notes after December 31, 2014 including payment of fees in cash and shares; new USAC note executed in May 2015; impact of change in ONSM common share price through September 25, 2015)

  Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through October 6, 2015; changes in cash compensation to Executives after December 31, 2014; issuance of Executive Incentive Shares after December 31, 2014; status of lease renewal negotiations in Florida after December 31, 2014 and after September 15, 2015; impact of change in ONSM common share price through September 25, 2015)

  Note 6 (status through October 6, 2015 of communications with respect to December 31, 2014 shortfall reimbursement obligation)

During July 2015, we issued 200,000 unregistered common shares for investor relations and financial consulting services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. We agreed to be responsible for all legal fees related to this transaction, which were approximately $62,000, $5,000 which we paid in advance and the $57,000 balance which was deducted from the gross proceeds of the sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

DECEMBER 31, 2014

NOTE 9:  SUBSEQUENT EVENTS (Continued)

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

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 83 full time employees as of October 6, 2015, with operations organized in two main operating groups:

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

Recent Developments

As of September 30, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) for principal and accrued interest aggregating $1,539,340. After our December 31, 2014 payment to Sigma of all accrued interest through that date, but no principal payments, we were obligated to Sigma under a secured note for $1,358,000, with future interest payable monthly at 21% per annum and the principal due on October 15, 2015 (the “New Sigma Note”). On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay approximately $173,000 of outstanding principal on one of the Working Capital Notes plus approximately $20,000 of accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, such extension subject to us not being in default on the New Sigma Note as of October 15, 2015 and which extension will result in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). In the event of our default on the New Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share. See Liquidity and Capital Resources for further details with respect to our financing transactions with Sigma.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC will decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line. See Liquidity and Capital Resources for the details of this and related transactions.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2014 was approximately $415,000 ($0.02 loss per share) as compared to a net loss of approximately $578,000 ($0.03 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately 163,000 (28.3%). The decreased net loss was primarily due to an approximately $78,000, or 2.6%, increase in gross margin for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year. There was no material change in consolidated revenues for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year; however, effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $70,000 in aggregate for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year. In addition, there was an approximately $59,000, or 10.8%, decrease in other non-operating expenses for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year, which decrease was primarily due to a debt extinguishment loss of approximately $89,000 recognized during the three months ended December 31, 2013, for which there was no corresponding item during the three months ended December 31, 2014.

Three months ended December 31, 2014 compared to the three months ended December 31, 2013- The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Three months ended December 31,

	2014	2013
Revenue:
Audio and web conferencing	55.0%	53.9%
Webcasting	29.4	27.8
Network usage	10.2	11.7
DMSP and hosting	5.1	5.7
Other	0.3	0.9
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	13.7%	14.8%
Webcasting	6.8	7.4
Network usage	4.8	5.0
DMSP and hosting	1.1	0.9
Other	-	0.2
Total costs of revenue	26.4%	28.3%

Gross margin	73.6%	71.7%

Operating expenses:
Compensation (excluding equity)	42.9%	44.8%
Compensation (paid with equity)	2.0	1.8
Professional fees	7.2	6.9
Other general and administrative	15.0	13.9
Depreciation and amortization	4.8	5.1
Total operating expenses	71.9%	72.5%

Income (loss) from operations	1.7%	(0.8)%

Other expense, net:
Interest expense	(11.4)%	(10.9)%
Debt extinguishment loss	-	(2.1)
Other (expense) income, net	(0.1)	0.1
Total other expense, net	(11.5)%	(12.9)%

Net loss	(9.8)%	(13.7)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended December 31,
			Increase (Decrease)
	2014	2013	Amount	Percent

Total revenue	$4,210,581	$4,215,747	$(5,166)	(0.1)%
Total costs of revenue	1,112,420	1,195,112	(82,692)	(6.9)
Gross margin	3,098,161	3,020,635	77,526	2.6%

General and administrative expenses	2,822,798	2,838,955	(16,157)	(0.6)%
Depreciation and amortization	202,968	214,187	(11,219)	(5.2)
Total operating expenses	3,025,766	3,053,142	(27,376)	(0.9)%

Income (loss) from operations	72,395	(32,507)	104,902	N/A %

Other expense, net	(486,978)	(545,798)	(58,820)	(10.8)

Net loss	$(414,583)	$(578,305)	$(163, 722)	(28.3)%

Revenues and Gross Margin

There was no material change in consolidated revenues for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $1.5 million for the three months ended December 31, 2014, an increase of approximately $21,000 (1.5%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting division revenues increased by approximately $64,000 (5.5%) for the three months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,100 webcasts during the three months ended December 31, 2014, which was approximately the same as the number of webcasts produced in the corresponding period of the prior fiscal year. The average revenue per webcast event of $1,177 for the three months ended December 31, 2014, was also approximately the same as for the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

Audio and Web Conferencing Services Group revenues were approximately $2.8 million for the three months ended December 31, 2014, a decrease of approximately $26,000 (0.9%) from the corresponding period of the prior fiscal year, primarily due to a decrease in the EDNet division’s network usage revenues.

The EDNet division’s network usage revenues were approximately $430,000 for the three months ended December 31, 2014, which represented a decrease of approximately $65,000 (13.2%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower usage of EDNet’s bridging services, with a corresponding decrease of approximately $42,000 in those billings for the three months ended December 31, 2014 as compared to the corresponding period of the prior fiscal year.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $2.3 million for the three months ended December 31, 2014, which represented an increase of approximately $45,000 (2.0%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to a 17.9% increase in the number of minutes billed by the Infinite division which was approximately 38.7 million for the three months ended December 31, 2014, as compared to approximately 33.3 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed by the Infinite division was partially offset by a decrease in average revenue per minute, which was approximately 5.6 cents for the three months ended December 31, 2014, as compared to approximately 6.2 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

Based on information compiled thus far, our consolidated fiscal 2015 revenues are expected to be less than our consolidated revenues for fiscal 2014, with such decrease primarily relating to network usage revenues and DMSP and hosting revenues. However, we expect that because of our recent sales and marketing efforts, which include increased advertising and promotional expenditures, as well as new and/or improved webcasting and audio and web conferencing products as discussed below, we will achieve revenue growth during fiscal 2016, as compared to fiscal 2015, although this cannot be assured. The preceding statements are before considering the impact on our reported revenues, if any, related to our March 2015 sale, effective February 28, 2015, of certain of Infinite’s audio conferencing customer accounts to a third party, representing historical annual revenues of approximately $1.35 million and as discussed in more detail under Liquidity and Capital Resources below.

Recent and/or anticipated introductions of new and/or improved webcasting division products include (i) a comprehensive update to our Visual Webcaster webcasting platform (VW4), which we released in January 2013 and have been updating with new features since then, (ii) our Virtual Conference Center which is a multiple event conference venue with integrated webcasting (and based on our MP365 technology), (iii) iEncode, a service that allows our customers to self-encode their live professional video and attach the streams to the Visual Webcaster system in the cloud, allowing our customers to take advantage of using their internal staff and facilities while still utilizing all of the Visual Webcaster features and (iv) a “do it yourself” large audience webcasting product currently in development that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line. Recent and/or anticipated introductions of new and/or improved audio and web conferencing products include (i) Onstream Meetings and (ii) Onstream Webinars, both of which feature fully integrated audio conferencing, allowing customers to interact from land based, mobile or desktop headsets (VOIP) as well as high definition Dolby audio.

Consolidated gross margin was approximately $3.1 million for the three months ended December 31, 2014, an increase of approximately $78,000 (2.6%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 73.6% for the three months ended December 31, 2014, versus 71.7% for the corresponding period of the prior fiscal year. This increase in percentage was primarily due to a reduction in audio and web conferencing cost of sales, in absolute dollars, even though audio and web conferencing revenues increased.

Effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $70,000 in aggregate for the first three months of fiscal 2015, as compared to the corresponding prior year period, and we expect will reduce our cost of sales by approximately $127,000 in aggregate for the next five months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $219,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period.

Primarily because of these anticipated cost savings, we expect our consolidated fiscal 2015 gross margin will exceed our consolidated fiscal 2014 gross margin, although this cannot be assured. The preceding statement is before considering the impact on our reported revenues, if any, related to our March 2015 sale, effective February 28, 2015, of certain of Infinite’s audio conferencing customer accounts to a third party, representing historical annual revenues of approximately $1.35 million and as discussed in more detail under Liquidity and Capital Resources below.

Operating Expenses

Consolidated operating expenses were approximately $3.0 million for the three months ended December 31, 2014, a decrease of approximately $27,000 (0.9%) from the corresponding period of the prior fiscal year, due to an approximately $72,000, or 3.7%, decrease in compensation, including compensation paid with equity, as compared to the corresponding period of the prior fiscal year. During the period from June 2013 primarily through February 2014 we made certain headcount reductions representing approximately $1.1 million in annualized savings, which accounted for an approximately $145,000 reduction in cash compensation expense for the three months ended December 31, 2014, as compared to the corresponding prior year period. This reduction was partially offset by increased compensation for the remaining employees, increases in health insurance and other benefit costs and a reduction of capitalized payroll related to software development.

Excluding the impact, if any, arising from any goodwill impairment charges, as well as increased general and administrative expenses related to any increased revenues, we expect our consolidated operating expenses for fiscal 2015 to be less than the corresponding prior year amounts, although this cannot be assured. The preceding statement is before considering the impact on our reported operating expenses, if any, from professional fees and other expenses incurred in connection with our March 2015 sale, effective February 28, 2015, of certain of Infinite’s audio conferencing customer accounts to a third party, as discussed in more detail under Liquidity and Capital Resources below.

Other Expense

Other expense of approximately $487,000 for the three months ended December 31, 2014 represented an approximately $59,000 (10.8%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was due to a debt extinguishment loss of approximately $89,000 recognized during the three months ended December 31, 2013, for which there was no corresponding item during the three months ended December 31, 2014, partially offset by an approximately $22,000, or 4.7%, increase in interest expense for the three months ended December 31, 2014, as compared to the corresponding period of the prior fiscal year.

The approximately $22,000 increase in interest expense was primarily attributable to (i) approximately $86,000 for the aggregate of cash and non-cash interest expense recognized during the three months ended December 31, 2014 for Sigma Note 2 for which there was no corresponding item during the three months ended December 31, 2013 since that note was not funded until February 2014 and (ii) an approximately $15,000 increase for the aggregate of cash and non-cash interest expense recognized for Sigma Note 1 (which was initially funded in March 2013 and funded additionally in June 2013), which interest expense was approximately $141,000 for the three months ended December 31, 2014 and approximately $126,000 for the corresponding period of the prior fiscal year, such increases partially offset by (i) an approximately $44,000 decrease for the aggregate of cash and non-cash interest expense recognized in aggregate for the Rockridge Note, the Line and the Subordinated Notes, for which debts the aggregate average outstanding balance decreased by $215,000 for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 and (ii) interest accretion of approximately $29,000 related to the Intella2 purchase price obligation and recognized during the three months ended December 31, 2013, for which there was no corresponding item during the three months ended December 31, 2014, since that purchase price obligation was satisfied as a result of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen.

Liquidity and Capital Resources

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the three months ended December 31, 2014, we had a net loss of approximately $415,000, although cash provided by operating activities for that period was approximately $593,000.

Our cash balance increased by approximately $175,000 during the three months ended December 31, 2014. This was the result of approximately $593,000 provided by operating activities, partially offset by approximately $100,000 used in investing activities and approximately $318,000 used in financing activities. Although we had cash of approximately $564,000 at December 31, 2014, we had a working capital deficit of approximately $3.9 million at that date.

Cash provided by operating activities of approximately $593,000 for the three months ended December 31, 2014, represents an approximately $657,000 increase in cash provided as compared to approximately $64,000 cash used in operating activities for the corresponding period of the prior fiscal year. The approximately $593,000 cash provided by operating activities for the three months ended December 31, 2014 reflects (i) net cash provided by operating activities before changes in current assets and liabilities other than cash of approximately $151,000, primarily representing our net loss of approximately $415,000, reduced by approximately $566,000 of non-cash expenses included in that loss and (ii) an approximately $442,000 net increase from changes in non-cash working capital items. The primary non-cash expenses included in our loss for the three months ended December 31, 2014 were approximately $222,000 of amortization of discount on notes payable and convertible debentures and approximately $203,000 of depreciation and amortization. The approximately $442,000 net increase from changes in non-cash working capital items for the three months ended December 31, 2014 is primarily due to an approximately $592,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $158,000 increase in accounts receivable. The approximately $442,000 net increase from changes in non-cash working capital items represented approximately $577,000 more cash than the net decrease from changes in non-cash working capital items of approximately $135,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $100,000 for the three months ended December 31, 2014 as compared to approximately $145,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash used in financing activities was approximately $318,000 for the three months ended December 31, 2014 as compared to approximately $220,000 cash provided by financing activities for the corresponding period of the prior fiscal year. Current year period financing activities primarily related to our December 31, 2014 repayment to Sigma of all accrued interest due on Sigma Notes 1 and 2 through that date, which interest had been capitalized as part of the outstanding principal balance, after which Sigma Notes 1 and 2 were cancelled and replaced with a new note payable to Sigma. Financing activities for the three months ended December 31, 2013, excluding accounts receivable based borrowing and repayment activity under the Line, primarily related to proceeds from the Working Capital Notes and the repayment of certain notes payable from those proceeds.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”), which arrangement has been renewed and modified from time to time, under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. The outstanding balance (approximately $1.7 million as of December 31, 2014 and as of October 6, 2015) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid on an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter. The renewal of the Line is still pending as of October 6, 2015.

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

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The outstanding principal balance due under the Line may be repaid by us at any time, and assuming the Line would be renewed through December 31, 2015 with terms materially equivalent to the expired Line, as discussed above, the term of the renewed Line would be extendable by us for an extra year (to December 31, 2016), subject to compliance with all loan terms, including no material adverse change, as well as concurrence of the Lender.

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through October 6, 2015, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. As of December 31, 2014, the outstanding principal balance of the Line exceeded the calculated borrowing availability by approximately $60,000 and as of September 24, 2015 that excess was approximately $342,000, which included the maximum potential impact of the reduction of our eligible accounts receivable arising from our March 2015 transaction with Partners (discussed below), although the inclusion of our accounts receivable from Partners, in lieu of including the receivables from the Sold Accounts, with respect to calculating borrowing availability under the Line has not been finalized between us and the Lender. In the event that our accounts receivable from Partners was fully included when calculating borrowing availability under the Line, the excess of $342,000 as of September 24, 2015 would be reduced to approximately $247,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through December 31, 2014.

As of December 31, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $1,358,000, with future interest payable monthly at 21% per annum and the principal due on June 30, 2015 (the “New Sigma Note”). On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015. On September 21, 2015, Sigma loaned us an additional $225,000, which  resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 of outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, such extension subject to us not being in default on the New Sigma Note as of October 15, 2015 and which extension will result in our obligation to pay Sigma Capital up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015.

The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement (there was no remaining unamortized discount from previous Sigma transactions as of that date) will be amortized as interest over the term of the New Sigma Note, resulting in an effective interest rate of approximately 65% per annum. This effective interest rate does not include the impact of liquidated damages for late filings or the impact if an early repayment was required, both as discussed above.

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. As part of the September 21, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 fee (added to the loan principal balance), (ii) paid Sigma $7,500 as reimbursement of legal expenses, (iii) agreed to make an additional advisory fee payment to Sigma Capital of $2,500 on October 15, 2015, and (iv) agreed, in the event the loan maturity date is extended from October 15, 2015 to April 15, 2016, to pay fees to Sigma Capital aggregating $175,000 in three monthly installments from October 15, 2015 through December 15, 2015 and to make additional advisory fee payments to Sigma Capital aggregating $75,000 in monthly installments from November 15, 2015 through April 15, 2016.

The April 30, 2015 agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital an aggregate of $42,500 for such damages through October 6, 2015 and have agreed that if we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date (both payments included in the $42,500 already paid), (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date (the first payment included in the $42,500 already paid), (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first.

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). This early repayment requirement does not apply to (i) the $1,000,000 proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to a third party, as discussed above, and (ii) up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter, as discussed below.

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share, which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the New Sigma Note or we are sold.

As of December 31, 2014 and as of October 6, 2015, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum. On December 31, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from December 31, 2014 to June 30, 2015, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On April 30, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from June 30, 2015 to October 15, 2015, in exchange for our agreement to increase the origination fee payable under such note by 30,000 restricted common shares. On August 18, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from October 15, 2015 to April 15, 2016, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares.

In connection with the New Sigma Note, as amended, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the New Sigma Note, with the principal being payable and accruing interest under the terms of the New Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through April 15, 2016, up to a maximum of $45,000 in total fees.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 746,667 restricted shares of our common stock (the “Shares”), which includes the increases noted above. The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.17 per share on September 25, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of December 31, 2014.

Including the fair market value of the Shares at the time they were recorded on our books, plus legal fees paid by us, the effective interest rate of the Rockridge Note was approximately 44.3% per annum, until a September 2009 amendment, when it was reduced to approximately 28.0% per annum, the October 2012 Shortfall Payment accrual, which increased it to approximately 31.1% per annum and the December 2012 Allonge, which decreased it to approximately 29.1% per annum. Effective February 28, 2014, as a result of the inclusion of the remaining unamortized discount in a debt extinguishment loss, the effective rate was reduced to 12% per annum and, because of the expensing of the value of all subsequent increases in the number of origination fee Shares, it has remained at that level to date. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to any variance between the conversion price versus market prices if principal is satisfied with common shares issued upon conversion instead of cash.

As of December 31, 2014, we were obligated for $200,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis. Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016. This amendment also provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $30,000 as of December 31, 2014 as a result of the accretion of $2,000 as interest expense for the three months then ended.

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.30 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to March 1, 2016, the extended maturity date of the Fuse Note.

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

As of December 31, 2014, we were obligated for $592,727 under partially secured promissory notes issued to three investors during October and November 2013 (the “Working Capital Notes”) with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum.

The Working Capital Notes originally called for payments of interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. They also provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, they are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provides that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increases the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment.

The Working Capital Notes are expressly subordinated to the following notes issued by us and outstanding at the time of the issuance of the Working Capital Notes: Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases, or any assignees or successors thereto, subject to a cumulative maximum outstanding balance of $3.9 million. The Working Capital Notes are secured by a limited claim to our assets, pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014, subject to all prior liens of the foregoing entities and limited to the extent such a lien is allowable by the terms of the loan documents executed between us and the foregoing entities. The Working Capital Note with an amended principal balance of $190,000 provides that we will be bound to a limit of $3.9 million in total debt senior to that Working Capital Note while that note is outstanding.

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $98,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014. If the closing ONSM share price of $0.17 per share on both May 5 and September 25, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

As of December 31, 2014, we were obligated for $250,000 under unsecured subordinated notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at rates ranging from 12% to 20% per annum and, including the value of common shares issued to the various lenders in connection with these notes, had effective interest rates ranging from approximately 21% to 71% per annum. Modifications made in January 2014 to the terms of these notes extended the maturity dates to October 2014. Although we did not make the October 2014 principal payments, in March 2015 we repaid $75,000 of the outstanding principal on these notes and also extended the maturity date on the remaining $175,000 to March 1, 2016. The amended terms also provide that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $192,500, for the effect of $17,500 in aggregate due diligence fees earned by the noteholders in connection with the amendments. The amendments also provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

As of December 31, 2014, we were obligated for $625,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders, which are fully subordinated to the Line and the Rockridge Note. These notes bear cash interest at 12% per annum. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. One of the above notes, held by Fuse and having a $200,000 outstanding principal balance, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, three of these notes representing an aggregate of $290,000 principal and which included the note held by Fuse, were amended to provide that the principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. We paid interest on the renegotiated notes but did not pay principal or interest on the other notes. We also did not make the principal payments on any of these notes when due on November 30, 2014, but effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $235,000 representing the aggregate outstanding principal on certain notes and (ii) we paid all accrued interest through that date related to certain other of the notes and those notes, which included the note held by Fuse, were amended to extend the maturity date of the $250,000 of aggregate outstanding principal to March 1, 2016. The amendments increase the aggregate outstanding principal balance on those two notes to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholders in connection with the amendments. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. One of the notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of October 6, 2015.

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

In connection with the initial issuance of the above notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of the above notes, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $28,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014. This approximately $28,000 liability is equal to the potential repurchase of 35,000 shares at $0.80 per share, since we satisfied our obligation with respect to 5,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of December 31, 2014.

On December 31, 2014 we were obligated for $19,075 under a letter agreement promissory note with the Universal Service Administrative Company (“USAC”), which was repaid in in January 2015. On May 15, 2015 we executed a letter agreement promissory note with USAC for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our December 31, 2014 balance sheet.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $117,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of December 31, 2014.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $105,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 6, 2015, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of December 31, 2014.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2014 are approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of October 6, 2015, the base salary payments to the Executives are 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although, as of October 6, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $221,000 present value of this obligation is recorded as a liability on our financial statements as of December 31, 2014. If the closing ONSM share price of $0.17 per share on September 25, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $204,000, or the equivalent in common shares.

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

Accomplishment of the objectives for fiscal 2015 would result in an aggregate of 625,000 Executive Incentive Shares issued to the Executives as a group. A lesser amount of Executive Incentive Shares would be issuable for achievement of only one or two of the three objectives set for that year. We recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the three months ended December 31, 2014, based on our determination that it is probable that the fiscal 2015 financial objectives for EBITDA, as adjusted, and for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of December 31, 2014, we had not determined that it is probable that this objective will be met.

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

As of December 31, 2014, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $57,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.5 million through December 31, 2018, of which approximately $569,000 relates to the year ending December 31, 2015.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $2.7 million, approximately $1.5 million of that commitment related to the one year period ending December 31, 2015 and the balance of such commitment related to the period from January 2016 through August 2017.

Projected capital expenditures for the year ending December 31, 2015 total approximately $450,000, which includes software and hardware upgrades to the webcasting platform (including VW4 and iEncode), the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015, although only $10,000 of this amount has been paid by us as of October 6, 2015.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable, as discussed above, and (ii) approximately $62,000 for all legal fees related to this transaction for which we were obligated. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $140.8 million as of December 31, 2014. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. Although our revenues for the three months ended December 31, 2014 were sufficient to fund our total cash expenditures (operating, capital and debt service), we again needed to restructure the payment terms of Sigma Notes 1 and 2 and certain other notes, as discussed above.

Based on our current expectations with respect to our revenues through December 31, 2015, including the impact of the March 2015 transaction with Partners, as discussed above, it is possible that those revenues will not be sufficient to fund our total potential cash expenditures (operating, capital and debt service) through December 31, 2015. However, in the event we are unable to achieve the necessary revenue increases to fund our total cash expenditures, we believe that identified decreases in our current level of expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases) and the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations would be sufficient to fund our operations through December 31, 2015.

Effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $70,000 in aggregate for the first three months of fiscal 2015, as compared to the corresponding prior year period, and we expect will reduce our cost of sales by approximately $127,000 in aggregate for the next five months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $219,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period.

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

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

The resolution of debt and other obligations becoming due within a few months after December 31, 2015 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during March and April 2016, represents a future unknown contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on April 15, 2016 aggregating $1,983,000 and (ii) other notes payable, mostly unsecured, which will require principal payments during that time period aggregating approximately $1.2 million, all as discussed in more detail above. In addition, the Line, which expired on December 27, 2013 and has not been formally renewed, is a secured obligation with a current outstanding principal balance of approximately $1,650,000. In light of the foregoing items, we have begun to seek alternative financing.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $8.9 million at December 31, 2014, representing approximately 64% of our total assets and approximately 218% of the book value of shareholder equity. In addition, property and equipment as of December 31, 2014 includes approximately $1.3 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 9% of our total assets and approximately 32% of the book value of shareholder equity.

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

Our management, with the assistance of the third-party valuation services firm for the September 30, 2014 evaluation, determined the rates and assumptions ( including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF analyses and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; a decline in market-dependent multiples in absolute terms; telecommunications industry growth projections; internet industry growth projections; entertainment industry growth projections (re EDNet customer base); our historical sales trends and our technological accomplishments compared to our peer group.

As part of the DCF analyses, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the year ended September 30, 2014, we determined that approximately 83% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts as of September 30, 2014. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares and the Executive Shares and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.16 per share as of September 30, 2014 - the closing ONSM share price was $0.17 per share on September 25, 2015.

Based on the above, we determined that it was more likely than not that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units were more than their respective carrying amounts as of September 30, 2014 and that further evaluation under the second step of the two-step process described above was not necessary.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including the increase in the closing ONSM share price from $0.16 per share as of September 30, 2014 to $0.21 per share as of December 31, 2014, we have concluded that no triggering event has occurred through December 31, 2014.

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

ITEM 4T.             CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of May 8, 2015 it was conclusively determined that our five senior executives (the “Executives”) were entitled to an aggregate of 125,000 fully restricted common shares, related to achievement of one of the financial objectives for fiscal 2014, as outlined in an Executive Incentive Plan authorized by our Board of Directors on February 20, 2013. These 125,000 shares, which had a fair market value of $22,500 on the date they were determined to be earned, were issued to the Executives in June 2015.

During July 2015, we issued 200,000 unregistered common shares for investor relations and financial consulting services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

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

Onstream Media Corporation,
a Florida corporation

Date: October 6, 2015

	/s/	Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

	/s/	Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer