Form 10-Q
period 2015-03-31
Onstream Media CORP
filed 2015-11-25
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

(x)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 30, 2015 the registrant had issued and outstanding 23,042,080 shares of common stock.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2015, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014

	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$687,829	$389,015
Accounts receivable (including $138,109 and none, respectively, for accounts receivable of Variable Interest Entity), net of allowance for doubtful accounts of $215,573 and $171,821, respectively	2,206,636	2,082,379
Prepaid expenses	132,400	124,826
Inventories and other current assets	32,612	37,935
Total current assets	3,059,477	2,634,155
PROPERTY AND EQUIPMENT, net	1,664,053	1,790,498
INTANGIBLE ASSETS, net	473,460	526,917
GOODWILL, net	8,358,604	8,358,604
OTHER NON-CURRENT ASSETS	229,022	201,609
Total assets	$13,784,616	$13,511,783
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$1,803,762	$1,697,202
Accrued liabilities (including $34,783 and none, respectively, for accrued liabilities of Variable Interest Entity)	1,665,139	1,414,424
Amounts due to directors and officers	1,066,463	882,566
Deferred revenue	107,286	77,624
Notes and leases payable – current portion, net of discount	1,861,391	2,451,681
Total current liabilities	6,504,041	6,523,497
Notes and leases payable, net of current portion and discount	818,481	1,015,379
Convertible debentures, net of discount	2,003,994	1,632,952
Total liabilities	9,326,516	9,171,828

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000 shares, 22,544,580 and 21,964,580 issued and outstanding, respectively	2,252	2,194
Common stock committed for issue – 2,866,667 and 2,566,667 shares, respectively	281	256
Additional paid-in capital	145,146,752	144,991,985
Obligation to repurchase common shares	(233,233)	(233,233)
Accumulated deficit	(141,457,952)	(140,421,247)
Total Onstream Media stockholders’ equity	3,458,100	4,339,955
Noncontrolling owners’ interest in Variable Interest Entity	1,000,000	-
Total equity	4,458,100	4,339,955
Total liabilities and equity	$13,784,616	$13,511,783

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,

	2015	2014	2015	2014
REVENUE:
Audio and web conferencing	$4,638,494	$4,704,005	$2,323,710	$2,433,814
Webcasting	2,365,351	2,168,035	1,128,149	995,075
Network usage	849,492	983,557	419,928	488,805
DMSP and hosting	427,963	470,200	214,075	231,189
Other	40,554	82,833	25,411	44,000
Total revenue	8,321,854	8,408,630	4,111,273	4,192,883

COSTS OF REVENUE:
Audio and web conferencing	1,185,680	1,303,534	606,417	677,489
Webcasting	582,762	599,821	295,118	289,252
Network usage	408,964	426,665	208,629	217,217
DMSP and hosting	85,396	75,676	40,218	38,628
Other	-	18,550	-	6,548
Total costs of revenue	2,262,802	2,424,246	1,150,382	1,229,134

GROSS MARGIN	6,059,052	5,984,384	2,960,891	2,963,749

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	3,691,633	3,719,509	1,883,858	1,832,401
Compensation paid with common shares and other equity	202,776	303,401	121,138	228,951
Professional fees	486,723	705,403	183,871	415,293
Other	1,281,323	1,155,833	650,790	568,546
Depreciation and amortization	381,406	435,211	178,438	221,024
Total operating expenses	6,043,861	6,319,357	3,018,095	3,266,215

Income (loss) from operations	15,191	(334,973)	(57,204)	(302,466)

OTHER EXPENSE, NET:
Interest expense	(920,594)	(900,937)	(439,649)	(441,631)
Debt extinguishment loss	-	(132,427)	-	(43,620)
Other (expense) income, net	(97,969)	2,919	(91,935)	604
Total other expense, net	(1,018,563)	(1,030,445)	(531,584)	(484,647)

Net loss	(1,003,372)	(1,365,418)	(588,788)	(787,113)
Net income attributable to noncontrolling owners’ interest in Variable Interest Entity	(33,333)	-	(33,333)	-
Onstream Media shareholders net loss	$(1,036,705)	$(1,365,418)	$(622,121)	$(787,113)

Onstream Media shareholders’ loss per share – basic and diluted:
Net loss per share	$(0.04)	$(0.06)	$(0.02)	$(0.03)
Weighted average shares of common stock outstanding – basic and diluted	24,974,214	22,349,579	25,375,691	22,713,191

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EQUITY SIX MONTHS ENDED MARCH 31, 2015 (unaudited)

						Obligation to		Noncontrolling
			Common Stock		Additional	Repurchase		owners’ interest
	Common Stock		Committed for Issue		Paid-In	Common	Accumulated	in Variable
	Shares	Par	Shares	Par	Capital	Shares	Deficit	Interest Entity	Total

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$-	$4,339,955
Issuance of common shares for employee services	-	-	250,000	25	48,725	-	-	-	48,750
Issuance of common shares for consultant services	480,000	48	-	-	75,552	-	-	-	75,600
Issuance of common shares for interest, financing fees and finders fees	100,000	10	50,000	-	30,490	-	-	-	30,500
Proceeds from sale of ownership interests in Variable Interest Entity	-	-	-	-	-	-	-	1,000,000	1,000,000
Distribution to owners of Variable Interest Entity	-	-	-	-	-	-	-	(33,333)	(33,333)
Net (loss) income	-	-	-	-	-	-	(1,036,705)	33,333	(1,003,372)
Balance, March 31, 2015	22,544,580	$2,252	2,866,667	$281	$145,146,752	$(233,233)	$(141,457,952)	$1,000,000	$4,458,100

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,003,372)	$(1,365,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	381,406	435,211
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	41,342	100,325
Compensation expenses paid with common shares and other equity	202,776	303,401
Amortization of discount on convertible debentures	274,755	144,021
Amortization of discount on notes payable	145,229	247,186
Debt extinguishment loss	-	132,427
Bad debt and other expenses	112,642	37,745
Net cash provided by operating activities, before changes in current assets and liabilities other than cash	154,778	34,898
Changes in current assets and liabilities other than cash:
(Increase) in accounts receivable	(168,009)	(93,695)
(Increase) in prepaid expenses	(19,455)	(85,579)
Decrease (increase) in inventories and other current assets	5,322	(6,190)
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	405,873	282,651
Increase (decrease) in deferred revenue	29,661	(58,281)
Net cash provided by operating activities	408,170	73,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(201,504)	(310,569)
Net cash (used in) investing activities	(201,504)	(310,569)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

	Six Months Ended March 31,

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ownership interests in Variable Interest Entity, net of expenses	$931,110	$-
Proceeds from notes payable, net of expenses	42,570	1,316,914
Proceeds from convertible debentures, net of expenses	23,783	419,733
Distributions to owners of Variable Interest Entity	(33,333)	-
Repayment of notes and leases payable	(450,236)	(1,146,995)
Repayment of convertible debentures	(421,746)	(190,488)
Net cash provided by financing activities	92,148	399,164

NET INCREASE IN CASH AND CASH EQUIVALENTS	298,814	162,399
CASH AND CASH EQUIVALENTS, beginning of period	389,015	257,018
CASH AND CASH EQUIVALENTS, end of period	$687,829	$419,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$500,610	$509,731

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$75,600	$91,720
Issuance of shares and options for employee services	$48,750	$52,500
Issuance of common shares for interest and financing fees	$30,500	$302,500
Agreement to repurchase common shares	$-	$253,500
Issuance of New Sigma Note upon cancellation of Sigma Notes 1 and 2	$1,358,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The EDNet division, which operates primarily from San Francisco, California, provides connectivity (in the form of high quality audio and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent. EDNet generates revenues primarily from network access and usage fees as well as sale, rental and installation of equipment.

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

MARCH 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $141.5 million as of March 31, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the six months ended March 31, 2015, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $408,000. Although we had cash of approximately $688,000 at March 31, 2015, we had a working capital deficit of approximately $3.4 million at that date.

For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. Our revenues for the six months ended March 31, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - and we again needed to restructure the payment terms of Sigma Notes 1 and 2 and certain other notes – see note 4.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015, although only $10,000 of this amount has been paid by us as of November 25, 2015.

On September 21, 2015, Sigma Opportunity Fund II, LLC (“Sigma”) loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note – see note 4. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended from October 15, 2015 to April 15, 2016, which extension resulted in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

Based on our current expectations with respect to our revenues through March 31, 2016, including our actual revenues through November 25, 2015, it is probable that our revenues will not be sufficient to fund our total anticipated cash expenditures (operating, capital and debt service) through March 31, 2016. Furthermore, although this shortfall, which we currently expect to be approximately $1.6 million, could be reduced to some extent by actual future revenues exceeding our current projections (which are based on recent historical trends through November 25, 2015) and/or by decreases in our anticipated expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases), we believe that the material portion of this shortfall will need to be addressed by the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations before March 31, 2016. The expected shortfall is after considering the proceeds from the September 2015 transaction with Sigma but does not contemplate our receipt of any proceeds under the Funding Letter, both as discussed above. If we were to exercise our rights under the Funding Letter, the expected shortfall of approximately $1.6 million through March 31, 2016 would be reduced to approximately $800,000.

In light of the foregoing, we are seeking additional capital. As of November 25, 2015, we are negotiating an agreement similar to the March 2015 transaction with Partners (see note 6) which would result in incremental cash proceeds to us of up to $2.9 million for a sale of a defined subset of Infinite’s customers (and the related future business to those customers) representing historical annual revenues of up to approximately $3.65 million. On November 24, 2015 we entered into an agreement with Sigma allowing us to retain proceeds from this transaction in excess of $1.0 million, to the extent such proceeds are received by us in a closing on or before December 16, 2015 and provided the initial $1.0 million of these proceeds are remitted to Sigma as partial payment against the New Sigma Note on or before December 16, 2015 (see note 4).

The resolution of debt and other obligations becoming due within a few months after March 31, 2016 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during April and July 2016, represents an additional contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on April 15, 2016 aggregating $1,983,000 and (ii) other notes payable, mostly unsecured, which will require principal payments during July 2016 aggregating approximately $1.2 million. See note 4 for further details of these obligations. In addition, the Line, which expired on December 27, 2013 and has not been formally renewed, is a secured obligation with a current outstanding principal balance of approximately $1,650,000 – see note 4. In the event we exercised our rights under the Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2016.

We are closely monitoring our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Onstream Media Corporation and its subsidiaries - Infinite Conferencing, Inc., Entertainment Digital Network, Inc., OSM Acquisition, Inc., Onstream Conferencing Corporation, AV Acquisition, Inc., Auction Video Japan, Inc., HotelView Corporation and Media On Demand, Inc. They also include the accounts of Infinite Conferencing Partners LLC (“Partners”), a variable interest entity (VIE) – see note 6. All significant intra-entity accounts and transactions have been eliminated in consolidation.

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

MARCH 31, 2015

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

MARCH 31, 2015

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

Using the inputs described above, we have determined that there were no material differences between the carrying values and the estimated fair values of the Instruments as of September 30, 2014. Those amounts as of March 31, 2015 are as follows:

	Carrying Value	Estimated Fair Value

New Sigma Note	$1,238,211	$1,276,000
Rockridge Note	400,000	381,000
Fuse Note	200,694	143,000
Working Capital Notes	587,922	523,000
Subordinated Notes	192,500	125,000
Intella2 Investor Notes	396,667	319,000
Total Instruments	$3,015,994	$2,767,000

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

MARCH 31, 2015

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

The Infinite and OCC divisions of the Audio and Web Conferencing Services Group generate revenues from audio conferencing and web conferencing services, plus recording and other ancillary services.  Infinite and OCC own telephone bridges used for audio conference calls by its customers, which are generally charged for those calls based on a per-minute usage rate. Infinite provides online webconferencing services to its customers, charging either a per-minute rate or a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services.

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

MARCH 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

EDNet sells various audio codecs and equipment which enables its customers to collaborate with other companies or with other locations.  As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after the equipment is installed and successfully operating.  All sales are final and there are no refund rights or rights of return. EDNet leases some equipment to customers under terms that are accounted for as operating leases.  Rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.  All leases of the related equipment contain fixed terms.

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2015 and September 30, 2014 was immaterial in relation to our recorded liabilities at those dates.

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

MARCH 31, 2015

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating current tax exposure and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities included in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we include an expense or benefit in our statement of operations.

We have approximately $87.2 million in Federal net operating loss carryforwards (NOLs) as of March 31, 2015, which expire in fiscal years 2018 through 2035, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.8 and $32.5 million as of March 31, 2015 and September 30, 2014, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the six and three months ended March 31, 2015 and 2014.

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

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2015 and September 30, 2014 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Although our policy is to recognize, as non-operating expense, interest or penalties related to income taxes when such payments become probable, we had not recognized any such material items in our statement of operations for the six and three months ended March 31, 2015 and 2014. The tax years ended September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (i) is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  Our implementation of this guidance effective with the first interim period of our fiscal year ended September 30, 2015, the three month period ended December 31, 2014, has had no material impact on our consolidated financial statements for the six and three months ended March 31, 2015.

Net Loss per Share

For the six and three months ended March 31, 2015 and 2014, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,866,667 and 2,541,667 as of March 31, 2015 and 2014, respectively – see notes 4 and 5.

Since our statement of operations for the six and three months ended March 31, 2015 and 2014 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants thus excluded from the calculation of weighted average shares outstanding represented underlying common shares of 375,000 and 1,226,632 as of March 31, 2015 and 2014, respectively.

In addition, the convertible securities outstanding at March 31, 2015 but excluded from the calculation of weighted average shares outstanding for the six and three months then ended are as follows: (i) the $1,358,000 outstanding balance of the New Sigma Note, which could potentially convert into up to 4,526,667 shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $200,000 portion of the outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

In addition, the convertible securities outstanding at March 31, 2014 but excluded from the calculation of weighted average shares outstanding for the six and three months then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could have potentially converted into up to 395,000 shares of our common stock, (ii) the $507,083 outstanding balance of Sigma Note 2, which could have potentially converted into up to 507,083 shares of our common stock (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (v) the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.5 million and $1.3 million as of March 31, 2015 and September 30, 2014, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates. Certain of the amounts due to directors and officers may be satisfied with equity – see note 5.

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the six and three months ended March 31, 2015 and 2014 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the six months ended March 31, 2015 or 2014.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the six months ended March 31, 2015 or 2014.

See notes 5 and 6 for additional information related to share issuances under the Plan and note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $444,000 and $316,000 for the six months ended March 31, 2015 and 2014, respectively, and approximately $227,000 and $149,000 for the three months ended March 31, 2015 and 2014, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss or income equals comprehensive loss or income for all periods presented.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2014. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2015, the results of our operations for the six and three months ended March 31, 2015 and 2014 and our cash flows for the six months ended March 31, 2015 and 2014. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2015.

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

MARCH 31, 2015

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

In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis) – see note 6.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	March 31, 2015			September 30, 2014
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$6,400,887	$-	$6,400,887	$6,400,887	$-	$6,400,887
Intella2	411,656	-	411,656	411,656	-	411,656
Audio/web conferencing reporting unit	6,812,543	-	6,812,543	6,812,543	-	6,812,543

EDNet	1,271,444	-	1,271,444	1,271,444	-	1,271,444
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	8,358,604	-	8,358,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2014):

Intella2 - customer list and non-compete	722,817	(249,357)	473,460	722,817	(195,900)	526,917
Total intangible assets	722,817	(249,357)	473,460	722,817	(195,900)	526,917

Total goodwill and other acquisition-related intangible assets	$9,081,421	$(249,357)	$8,832,064	$9,081,421	$(195,900)	$8,885,521

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

MARCH 31, 2015

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

Through June 30, 2014, we paid Intella2 (i) approximately $713,000 of the approximately $1.4 million purchase price and (ii) approximately $50,000, which we considered to be payment of accretion (i.e., interest) instead of the purchase price (i.e., principal). As a result of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we agreed to satisfy all remaining liabilities to Intella2 with the payment of another $38,000 in cash and equipment (which we also considered to be payment of accretion). Accordingly, we reversed the remaining liability of approximately $744,000, for the unpaid portion of the purchase price plus subsequent accretion, and recognized it as other income for the year ended September 30, 2014.

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

MARCH 31, 2015

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

MARCH 31, 2015

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

With respect to the claims pending in the first of the two Original Applications (number 10/808,894), the USPTO issued various final and non-final rejections in August 2008, February 2009, May 2009, January 2010 and June 2010. Our responses to these rejections included modifications to certain claims made in the original patent application. In response to the June 2010 rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. As a result of that hearing, which we attended, on October 27, 2014 the Patent Trial and Appeal Board affirmed the Examiner’s rejection in part and reversed the Examiner’s rejection in part.  In response, the Examiner issued a new Office Action on March 5, 2015 rejecting the claims.  We conducted an interview with the Examiner on April 9, 2015 and filed a response to the Office Action on May 26, 2015, which contained certain proposed amendments to the claims. On June 19, 2015, the USPTO issued a Notice of Allowance and Fees Due, which granted the claims as submitted by us on May 26, 2015. On October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid.

On September 2, 2015, with reference to the Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 17, 2015 filing date for a new patent application (number 14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we must respond to by April 17, 2016, although responses filed after November 17, 2015 will incur additional filing fees – as of November 25, 2015 we have not filed our response.  The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the Granted Patent.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

MARCH 31, 2015

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. We evaluated the carrying value of the Acquired Onstream goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below.

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

MARCH 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001 (continued)

EDNet’s operations are heavily dependent on the use of ISDN network connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, to the best of our knowledge, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

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

MARCH 31, 2015

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

MARCH 31, 2015

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

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers), representing historical annual revenues of approximately $1.35 million – see note 6. The anticipated impact of this transaction was included in the preparation of the DCF analyses used for the September 30, 2014 evaluation of our goodwill and other intangible assets, as discussed above.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including the relatively small change in the closing ONSM share price from $0.16 per share as of September 30, 2014 to $0.15 per share as of March 31, 2015, we have concluded that no triggering event has occurred through March 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2015			September 30, 2014
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
							Useful Lives (Yrs)
	Historical Cost		Net Book Value	Historical Cost		Net Book
						Value

Equipment and software	$11,114,706	$(10,789,417)	$325,289	$11,086,319	$(10,687,925)	$398,394	1-5
DMSP	6,216,219	(5,790,872)	425,347	6,212,019	(5,702,817)	509,202	5
Other capitalized internal use software	2,469,615	(1,602,147)	867,468	2,302,688	(1,475,840)	826,848	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	625,433	(579,484)	45,949	623,443	(567,389)	56,054	2-7
Totals	$21,794,085	$(20,130,032)	$1,664,053	$21,592,581	$(19,802,083)	$1,790,498

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of March 31, 2015 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of March 31, 2015, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release.

As of March 31, 2015 we have capitalized as part of other internal use software approximately $1.9 million of employee compensation and other costs for the development of webcasting applications. As of March 31, 2015, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 and $251,000 placed in service in October 2013 and July 2014, respectively, for enhancements to that new release.

All capitalized development costs placed in service are being depreciated over five years. Depreciation and amortization expense for property and equipment was approximately $328,000 and $424,000 for the six months ended March 31, 2015 and 2014, respectively, and was approximately $152,000 and $194,000 for the three months ended March 31, 2015 and 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	March 31, 2015	September 30, 2014

New Sigma Note	$1,358,000	$-
Sigma Note 1 (excluding portion in notes payable)	-	395,000
Sigma Note 2	-	551,741
Sigma Notes (excluding portion in notes payable)	1,358,000	946,741
Rockridge Note	400,000	400,000
Fuse Note (excluding portion in notes payable)	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	2,158,000	1,746,741
Less: discount on convertible debentures	(154,006)	(113,789)
Convertible debentures, net of discount (all non-current)	$2,003,994	$1,632,952

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

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet.

On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 of outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma Capital up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). As a result the New Sigma Note is classified as non-current on our March 31, 2015 balance sheet.

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

MARCH 31, 2015

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

Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the allocated portion of the common shares issued and the fees paid in connection with the February 28, 2014 Sigma Note 2 agreement were combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing and the June 2013 amendment, the resulting effective interest rate of Sigma Note 1 as of February 28, 2014 was approximately 66% per annum.

In connection with the September 15, 2014 agreement we issued 53,000 restricted common shares to Sigma and 22,000 restricted common shares to Sigma Capital and we also paid Sigma Capital a $15,000 cash fee and paid Sigma $4,000 as reimbursement of legal expenses. A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $12,355, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement were combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing, the June 2013 amendment and the February 2014 amendment, the resulting effective interest rate of Sigma Note 1 as of September 15, 2014 was approximately 63% per annum.

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. The above payments were subject to reduction in the event of early repayment of the New Sigma Note. As of March 31, 2015 we had recorded $269,578 as debt discount related to the portion of the above items payable as of March 31, 2015, with the remainder of $30,000 to be recorded as they become due during the three months ending June 30, 2015.

The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement (there was no remaining unamortized discount from previous Sigma transactions as of that date) are being amortized as interest over the term of the New Sigma Note, resulting in an effective interest rate of approximately 65% per annum. This effective interest rate does not include the impact of liquidated damages for late filings or the impact if an early repayment was required, both as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. As part of the September 21, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 fee (added to the loan principal balance), (ii) paid Sigma $7,500 as reimbursement of legal expenses, (iii) agreed to make an additional advisory fee payment to Sigma Capital of $2,500 on October 15, 2015, and (iv) agreed, in consideration of the loan maturity date extension from October 15, 2015 to April 15, 2016, to pay fees to Sigma Capital aggregating $175,000 in three monthly installments from October 15, 2015 through December 15, 2015 (of which we have paid $125,000 as of November 25, 2015) and to make additional advisory fee payments to Sigma Capital aggregating $75,000 in monthly installments from November 15, 2015 through April 15, 2016 (of which we have paid $12,500 as of November 25, 2015).

The April 30, 2015 agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital an aggregate of $52,500 for such damages through November 25, 2015 and have agreed that since we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date (both payments included in the $52,500 already paid), (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date (both payments included in the $52,500 already paid), (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first. As of November 25, 2015, Form 10-Q for the period ended June 30, 2015 was due but had not been filed by us with the SEC.

The unamortized portion of the debt discount recorded against the New Sigma Note was $119,788 as of March 31, 2015. The unamortized portion of the debt discount recorded against Sigma Note 1 was $98,494 (including $53,150 related to the portion of that debt classified as a note payable) as of September 30, 2014

Although we concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its June 2013 modification (including the Black-Scholes value of the additional conversion rights granted) versus the present value of the cash flows before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40, ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the ONSM closing price of $0.30 per share at the time the additional conversion rights were granted under the modification was significantly less than the $1.00 per share conversion price, and the Black-Scholes value of such conversion right was determined by us to be approximately $6,700, which we concluded was immaterial, we determined that it was not reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

MARCH 31, 2015

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

A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $21,645, was allocated to Sigma Note 2 and that amount was amortized as interest over the remaining term of Sigma Note 2. When the allocated portion of the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement were combined with the amortization of the remaining unamortized discount arising from the initial February 2014 Sigma Note 2 financing, the resulting effective interest rate of Sigma Note 2 as of September 15, 2014 was approximately 66% per annum. The aggregate unamortized portion of the debt discount recorded against Sigma Note 2 was $61,999 as of September 30, 2014.

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

MARCH 31, 2015

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

We made subsequent principal and interest payments, primarily on a monthly basis, which reduced the outstanding balance of the Rockridge Note to $400,000 as of March 31, 2015 and September 30, 2014. This remaining balance, per our latest agreement with Rockridge dated August 18, 2015, has a Maturity Date of April 15, 2016 and as a result is classified as non-current on our March 31, 2015 and September 30, 2014 balance sheets. We continue to pay interest on a monthly basis. The Rockridge Note also provides that we will pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Our December 31, 2014 agreement with Rockridge, in exchange for an extension of the Maturity Date, increased the origination fee by 50,000 Shares (to the 666,667 Shares as discussed above). This increase had a fair market value of approximately $10,500, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we recorded as interest expense (as well as a corresponding increase in additional paid-in capital) for the six months ended March 31, 2015 (zero for the three months then ended). Since there was no remaining unamortized discount with respect to the Rockridge Note as of December 31, 2014, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

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

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability was also $75,000 as of March 31, 2015. Although as a result of the extension of the Maturity Date discussed above, the Shortfall Payment is not due until April 15, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.15 per share on October 30, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the second tranche of 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012 and ending when the remaining unamortized discount of $43,620 was written off as a debt extinguishment loss in February 2014. The fair market value of the third tranche of 25,000 origination fee Shares arising from the September 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $5,250 during the year ended September 30, 2014. The fair market value of the fourth tranche of 50,000 origination fee Shares arising from the December 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $10,500 during the six months ended March 31, 2015 (zero for the three months then ended). Corresponding increases in additional paid-in capital were also recorded for the value of the Shares.

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

MARCH 31, 2015

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

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis.  Effective February 28, 2015 the Fuse Note was further amended, extending the maturity date to March 1, 2016 and as a result the Fuse Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016 and as a result the Fuse Note is classified as non-current on our March 31, 2015 balance sheet.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of March 31, 2015 as a result of the accretion of $4,000 as interest expense for the six months then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.40 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments from us under this commitment prior to the maturity date of the Fuse Note, which is currently July 15, 2016.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. The value of the Fuse Common Stock plus the value of the common stock issued for related financing fees was approximately $52,000, which was reflected as an increase in additional paid-in capital, with one half included in a debt extinguishment loss recognized in fiscal 2013 and the other half recorded as a discount against the Fuse Note. The discount portion of approximately $26,000 was amortized as interest expense over the original term of the note, resulting in an effective interest rate of approximately 19% per annum through March 19, 2015.

The $20,000 due diligence fee earned by the noteholder in connection with the February 28, 2015 amendment was recorded as a discount against the Fuse Note and is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 21% per annum.

The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $19,306 (of which $1,755 relates to the $20,000 portion of the Fuse Note included in the “Notes and Leases Payable” section below) and $6,446 as of March 31, 2015 and September 30, 2014, respectively.

We concluded that there was less than a 10% difference between the present value of the cash flows of the Fuse Note after its February 28, 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. Accordingly, accounting for this modification as an extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification. Since the April 2014 modification of this note was not considered to be an extinguishment, we utilized the terms in the original March 19, 2013 note.

In connection with the October 15, 2015 agreement extending the maturity date of the Fuse Note to July 15, 2016, we issued 75,000 restricted common shares to Fuse, such shares having a fair value of approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

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

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is reflected as a liability on our March 31, 2015 and September 30, 2014 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended and which increased to approximately $125,000 as of March 31, 2015 as a result of the accretion of approximately $17,000 as interest expense for the six months then ended.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of March 31, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	March 31, 2015	September 30, 2014

Line of Credit Arrangement	$1,650,829	$1,650,829
Sigma Note 1 (excluding portion in convertible debentures)	-	592,599
Working Capital Notes	617,727	592,727
Subordinated Notes	192,500	250,000
Intella2 Investor Notes (excluding portion in convertible debentures)	215,000	250,000
Fuse Note (excluding portion in convertible debentures)	20,000	-
Investor Notes	-	175,000
USAC Note	-	56,229
Equipment lease	17,041	25,523
Total notes and leases payable	2,713,097	3,592,907
Less: discount on notes payable	(33,225)	(125,847)
Notes and leases payable, net of discount	2,679,872	3,467,060
Less: current portion, net of discount	(1,861,391)	(2,451,681)
Notes and leases payable, net of current portion and discount	$818,481	$1,015,379

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

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter. The renewal of the Line is still pending as of November 25, 2015.

The terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance. The delay in the formal renewal of the Line is primarily related to discussions between the Lender and us as to how these direct deposit provisions could be implemented and administered in a mutually acceptable manner, which pending the conclusion of those discussions has not been implemented as of November 25, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through November 25, 2015, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. As of April 3, 2015, the outstanding principal balance of the Line exceeded the calculated borrowing availability by approximately $56,000 and as of November 19, 2015 that excess was approximately $173,000, which included the maximum potential impact of the reduction of our eligible accounts receivable arising from our March 2015 transaction with Partners (see note 6), although the inclusion of our accounts receivable from Partners, to partially offset the exclusion of the receivables from the Sold Accounts, with respect to calculating borrowing availability under the Line has not been finalized between us and the Lender. In the event that our accounts receivable from Partners was fully included when calculating borrowing availability under the Line, there would have been no excess advance as of April 3, 2015 and the excess of $173,000 as of November 19, 2015 would have been reduced to approximately $81,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through March 31, 2015.

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

MARCH 31, 2015

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

Effective February 28, 2015 one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result this Working Capital Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and as a result this Working Capital Note is classified as non-current on our March 31, 2015 balance sheet.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provides that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increases the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. As a result of the amendment extending the maturity of one of these two notes to April 16, 2016, as well as the April 15, 2016 maturity of the additional funds loaned by Sigma to repay the other one of these two notes, both Working Capital Notes are classified as non-current on our March 31, 2015 balance sheet. Effective October 15, 2015 the remaining one of these two Working Capital Notes still outstanding was further amended, extending the maturity date to July 15, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $106,000 as of March 31, 2015 as a result of the accretion of approximately $18,000 as interest expense for the six months then ended. If the closing ONSM share price of $0.17 per share on May 5, 2015 or $0.15 per share on October 30, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the six months ended March 31, 2014 (zero for the three months then ended), in connection with the use of a portion of the proceeds to repay previously outstanding debt, as discussed above. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount is being amortized as interest expense over the initial term of the Working Capital Notes, resulting in a weighted average effective interest rate of approximately 33.2%.

We concluded that there was less than a 10% difference between the present value of the cash flows of the Working Capital Note after its February 28, 2015 modification versus the present value of the cash flows under the terms existing immediately before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. Accordingly, accounting for this modification as an extinguishment of debt was not required.

The $25,000 due diligence fee earned in connection with the February 28, 2015 amendment of the Working Capital Note with an amended principal balance of $275,000 was recorded as a discount. This amount, combined with the remaining unamortized discount arising from the initial November 2013 financing and related to this Working Capital Note, is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 22% per annum.

The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $29,804 and $50,624 as of March 31, 2015 and September 30, 2014, respectively.

In connection with the October 15, 2015 agreements extending the maturity date of two of the Working Capital Note with amended principal balances aggregating $465,000 to July 15, 2016, we agreed to issue an aggregate of 55,000 restricted common shares to the noteholders, such shares having a fair value of approximately $10,000.

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $192,500 and $250,000 was outstanding as of March 31, 2015 and September 30, 2014, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014.  We did not make the principal payment when it was due on October 31, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through March 31, 2015. This note was amended effective February 28, 2015 to extend the maturity date to March 1, 2016 and as a result this note is classified as non-current on our September 30, 2014 balance sheet. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $110,000, for the effect of a $10,000 due diligence fee earned by the noteholder in connection with the amendment. We determined this fee to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendment. Since there was no remaining unamortized discount with respect to this note as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 this note was further amended, extending the maturity date to July 15, 2016 and as a result this note is classified as non-current on our March 31, 2015 balance sheet. In connection with the October 15, 2015 agreement extending the maturity date of this note to July 15, 2016, we agreed to issue 20,000 restricted common shares to the noteholder, such shares having a fair value of approximately $4,000.

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

MARCH 31, 2015

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

We did not make the principal payments when due in October 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through March 31, 2015. Effective February 28, 2015 we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. As a result such remaining principal is classified as non-current on our September 30, 2014 balance sheet. The amendments increase the aggregate outstanding principal balance to $82,500, for the effect of due diligence fees aggregating $7,500 earned by the noteholders in connection with the amendments. We determined these fees to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendments. Since there was no remaining unamortized discount with respect to these notes as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required. The amendments also reduce the interest rate to 18% per annum, provide us with a one-time credit to make the change effective with the inception of the note and establish that future interest would be paid quarterly, at 12% per annum, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 these notes were further amended, extending the maturity dates to July 15, 2016 and as a result these notes are classified as non-current on our March 31, 2015 balance sheet. In connection with the October 15, 2015 agreement extending the maturity dates of these notes to July 15, 2016, we issued an aggregate of 22,500 restricted common shares to the noteholders, such shares having a fair value of approximately $4,000.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was none and $4,166 as of March 31, 2015 and September 30, 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through March 31, 2015. Effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $60,000 representing the aggregate outstanding principal on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to another two of the Intella2 Investor Notes, which had aggregate outstanding principal of $250,000 and included the Intella2 Investor Note held by Fuse and which were amended to extend the maturity date to March 1, 2016. As a result the principal balance of the two extended Intella2 Investor Notes is classified as non-current on our September 30, 2014 balance sheet. The amendments increase the aggregate outstanding principal balance on those two Intella2 Investor Notes to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments, although the portion of the principal balance convertible to common shares remains at $200,000. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest will be repaid within thirty days of the receipt of such proceeds. Effective October 15, 2015 the Intella2 Investor Note held by Fuse with an outstanding principal balance of $220,000 was further amended, extending the maturity date to July 15, 2016 and as a result the principal balance of that Intella2 Investor Note is classified as non-current on our March 31, 2015 balance sheet.

The fifth of the five Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of November 25, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Intella2 Common Stock was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended, increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended and increased again to approximately $66,000 as of March 31, 2015 as a result of the accretion of approximately $3,000 as interest expense for the six months then ended. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of March 31, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its March 19, 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we wrote-off of the portion of remaining unamortized discount related to the Intella2 Investor Note held by Fuse as a non-cash debt extinguishment loss as of March 31, 2013. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum through November 30, 2014, at which point it also reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $18,333 and $5,415 as of March 31, 2015 and September 30, 2014, respectively. The portion of this unamortized discount which related to the portion of this debt classified as a convertible debenture was $16,677 and none as of March 31, 2015 and September 30, 2014, respectively.

With respect to the due diligence fees earned by the certain holders of Intella2 Investor Notes in connection with  February 28, 2015 amendments (i) we determined one of these due diligence fees for $5,000 to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendment and (ii) the other due diligence fee for $20,000 was recorded as a discount against the Intella2 Investor Note held by Fuse and is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 21% per annum.

With respect to the Intella2 Investor Note held by Fuse, we concluded that there was less than a 10% difference between the present value of the cash flows of Intella2 Investor Note held by Fuse after its February 28, 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. Accordingly, accounting for this modification as an extinguishment of debt was not required. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification. Since the April 2014 modification of this note was not considered to be an extinguishment, we utilized the terms established as a result of the March 2013 modification. With respect to the other Intella2 Investor Note, since there was no remaining unamortized discount with respect to this note as of February 28, 2015, we concluded that no further evaluation of the February 28, 2015 modification with respect to loan extinguishment accounting would be required.

In connection with the October 15, 2015 agreement extending the maturity date of the Intella2 Investor Notes held by Fuse to July 15, 2016, we issued 75,000 restricted common shares to Fuse, such shares having a fair value of approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes

On November 30, 2012 we received $175,000, and on January 2, 2013 we received $25,000, such amounts aggregating $200,000 pursuant to unsecured promissory notes issued to five investors (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We did not make the principal payments on the Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through March 31, 2015. During November 2013 we paid the $25,000 outstanding principal on one of the Investor Notes plus all accrued interest through that date. During March 2015 we paid the $175,000 aggregate outstanding principal on the four remaining Investor Notes plus all accrued interest through that date.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended, increased again to $27,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $28,000 as of March 31, 2015 as a result of the accretion of $1,000 as interest expense for the six months then ended. This approximately $28,000 liability is equal to the potential repurchase of 35,000 shares at $0.80 per share, since we satisfied our obligation with respect to 5,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Investor Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of March 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum through November 30, 2014, at which point it reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was none and $12,492 as of March 31, 2015 and September 30, 2014, respectively.

USAC Notes

On February 15, 2013 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $372,453, payable in monthly installments of $19,075 (which include interest at 12.75% per annum) over twenty-two months starting March 15, 2013 through December 15, 2014 (the “USAC Note”). The final payment due in December 2014 was made in January 2015. This letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the February 2013 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program. See notes 1 and 5.

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

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending March 31:
2016	$1,861,390
2017	3,009,707
Total minimum debt payments	$4,871,097

The Line is included above as a $1,650,829 payment during the year ending March 31, 2016, based on its balance sheet classification as a current liability, although we have renewed the Line on a regular basis since its 2009 inception and as of November 25, 2015 expect to renew it through December 2015, with an option to extend it through December 2016, as discussed in more detail under “Line of Credit Arrangement” above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of March 31, 2015 was approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

MARCH 31, 2015

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

2.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of November 25, 2015, the base salary payments to the Executives are approximately 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees.

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

MARCH 31, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although, as of November 25, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares committed for issuance was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus $0.29 per share, we will reimburse the shortfall to the Executives in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.15 per share as of March 31, 2015, we recognized approximately $17,000 of non-cash compensation expense for the six months ended March 31, 2015, which resulted in an approximately $238,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.15 per share on October 30, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $238,000, or the equivalent in common shares.

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

MARCH 31, 2015

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

As of November 25, 2015, the Executives have been issued an aggregate of 2,875,000 Executive Incentive Shares in accordance with the above, including shares earned for meeting financial objectives through fiscal 2014, and of which 125,000 of those shares were issued after March 31, 2015.

In addition to the above, we recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the six months ended March 31, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of November 25, 2015, it is probable that this objective was not met.

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

MARCH 31, 2015

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

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of November 25, 2015 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

Lease commitments

As of March 31, 2015, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $57,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. We have included the lease payments for such renewal period in the table of future minimum lease payments as presented below. As of November 25, 2015, we are in negotiations with the landlord with respect to the terms of our continuing tenancy at that location.

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

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending March 31:
2016	$507,338
2017	389,422
2018	282,457
2019	159,552
Total minimum lease payments	$1,338,769

The capital leases included in Notes Payable (see note 4) were immaterial for inclusion in the above table.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota. Approximately $5,000 in aggregate per month of our payments to these facilities is classified by us as rental expense with the approximately $28,000 per month remaining balance classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitments below. Total rental expense (including executory costs) for all operating leases was approximately $404,000 and $388,000 for the six months ended March 31, 2015 and 2014, respectively, and was approximately $204,000 and $191,000 for the three months ended March 31, 2015 and 2014, respectively.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $2.3 million, approximately $1.3 million of that commitment related to the one year period ending March 31, 2016 and the balance of such commitment related to the period from April 2016 through August 2017.

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

MARCH 31, 2015

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

NOTE 6:  CAPITAL STOCK AND EQUITY

Common Stock

We recorded the issuance of 375,000 Executive Incentive Shares, valued at approximately $71,000, in our financial statements for the six months ended March 31, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and these shares were earned by the Executives and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow will be met and these shares will be earned by the Executives - see note 5. The value of these shares is being recognized as compensation expense paid with common shares and other equity over the relevant service periods. During the six months ended March 31, 2015, we also reversed 125,000 Executive Incentive Shares, valued at approximately $23,000, that were recorded in our financial statements for the three months ended September 30, 2014. This represented a financial statement matter only, as these shares were never issued to the Executives, and was considered to be immaterial for any prior period adjustment.

During the six months ended March 31, 2015 we issued 480,000 unregistered common shares for consulting and advisory services valued at approximately $76,000, which are being recognized as professional fees expense over various service periods. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $41,000 and $100,000 for the six months ended March 31, 2015 and 2014, respectively.

As a result of previously recorded issuances of Executive Incentive Shares, as well as shares for financial consulting and advisory services, there remains approximately $39,000 and $54,000 in deferred equity compensation expense at March 31, 2015 and September 30, 2014, respectively, to be amortized over the remaining periods of service of up to three months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

In accordance with a December 31, 2014 extension of the Rockridge Note, we agreed to increase the loan origination fee by 50,000 common shares. Since these shares were committed to be issued by us as of March 31, 2015 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements during the six months ended March 31, 2015 – see note 4.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability on our financial statements as of that date. We recognized another approximately $11,000 of interest expense for the six months ended March 31, 2015, which resulted in an approximately $109,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of November 25, 2015, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of March 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE)

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. After giving effect to our determination, as discussed below, that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction is reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the six months ended March 31, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the six and three months ended March 31, 2015. We were responsible for legal and consulting fees related to this transaction of approximately $99,000, approximately $69,000 of which was paid in cash and approximately $30,000 of which was paid with our common shares. These expenses are included as part of non-operating expenses (other (expense) income, net) for the six and three months ended March 31, 2015.

In connection with this sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts. The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners interfering in any way with Infinite’s performance of its duties thereunder or communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

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

ASC 810-10-15-14 provides that a legal entity shall be determined to be a Variable Interest Entity (“VIE”) subject to consolidation if, by design, any one of certain enumerated conditions exist. The Partners entity was created in 2015 solely to transact the above transactions as well as the other related transactions described below and has no other business activity. Infinite, and its parent company Onstream, were significantly involved in determining the structure of the Partners entity as well as the structure of these transactions. Based on the foregoing, we concluded that the “by design” prerequisite was met. Furthermore, we concluded, based on the specific terms of the MSA as set forth above, as well as other related  transactions discussed below, that out of the enumerated conditions, the following would cause Partners to be classified as a VIE and therefore be subject to consolidation:

•

The total equity investment at risk is not sufficient to permit the legal entity (Partners) to finance its activities without additional subordinated financial support provided by any parties, including equity holders. Since the capital contribution of the equity investors in Partners was used entirely to purchase the Sold Accounts, none of that capital remained available to (i) carry accounts receivable from the Sold Accounts or (ii) provide the necessary infrastructure to service, invoice and collect the Sold Accounts. Such accounts receivable are being carried, and such infrastructure and services are being provided to the Sold Accounts, by Infinite as part of its contractual arrangements with Partners.

•

As a group the holders of the equity investment at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance. The activities that most significantly impact Partners’ economic performance are the provision of conferencing services to the Sold Accounts, the billing of the Sold Accounts for those services and the collection of the amounts charged the Sold Accounts for those services. As noted above, such services are being provided to the Sold Accounts by Infinite as part of its contractual arrangements with Partners and furthermore those contractual arrangements significantly limit the extent to which Partners may interfere with Infinite’s provision of such services.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Once it is determined that an entity is a VIE, and therefore is subject to consolidation, it must be determined whether we (the “reporting entity”) would be required to consolidate the VIE. ASC 810-10-25-38 provides that a reporting entity shall consolidate a VIE when the following reporting entity characteristics exits that establish that it has a controlling financial interest in the VIE:

•

The reporting entity has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The provisions of paragraphs ASC 810-10-25-38B through 25-38G contain guidance with respect to determining the activities of a VIE that most significantly impact the VIE’s economic performance and whether a reporting entity has the power to direct those activities. After considering this guidance, we determined that (i) the activities of the VIE (Partners) that most significantly impact such VIE’s economic performance are the provision of conferencing services to the Sold Accounts, the billing of the Sold Accounts for those services and the collection of the amounts charged the Sold Accounts for those services and (ii) based on the contractual identification of those activities as the responsibility of Infinite and the related contractual restrictions on Partners’ interference with those activities, as discussed above, we concluded that Infinite has the power to direct those activities.

•

The reporting entity has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the equity investors in Partners receive a minimum guaranteed return of their investment, they have no rights to receive any profits of the entity in excess of that amount. Such profits, through the mechanics of the contractual management fee in the MSA, as discussed above, are remitted to us. Furthermore, in connection with this sale Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.  As evidenced by the terms of these agreements, it is not intended or expected that the equity investors in Partners would participate in any losses of the entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

As required by ASC 810-10-25-38A, our evaluation of the two reporting entity characteristics listed above included an assessment of the reporting entity’s variable interest(s) and other involvements (including involvement of related parties and de facto agents), if any, in the VIE, as well as the involvement of other variable interest holders. The de facto agents of a reporting entity include the following parties: (i) an officer, employee, or member of the governing board of the reporting entity, (ii) a party that has an agreement that it cannot sell, transfer, or encumber its interests in the VIE without the prior approval of the reporting entity and/or (iii) a party that has a close business relationship like the relationship between a professional service provider and one of its significant clients. In accordance with the above, we considered the following as additional support for our determination that the reporting entity characteristics listed above exist:

•

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

•

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

•

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Based on our determination that we exhibit the two reporting entity characteristics listed above, but prior to considering the impact of ASU 2015-02, we preliminarily concluded that we have a controlling financial interest in the VIE Partners. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We have elected to apply the provisions of ASU 2015-02 effective January 1, 2015. As a result of ASU 2015-02 (i) certain factors, focusing on fee arrangements between the VIE and the reporting entity, were added to those factors already required to be considered in evaluating the second of the two reporting entity characteristics listed above and (ii) such additional factors are allowed to be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. However, ASU 2015-02 also provides that if the fee arrangements (i) are designed in a manner such that the fee is inconsistent with the reporting entity’s role or the type of service and (ii) contain fees or payments that expose a reporting entity to risk of loss in the VIE, including those related to guarantees of the value of the assets or liabilities of a VIE and obligations to fund operating losses, then the additional factors identified in ASU 2015-02  may not be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. We concluded that since the terms of the MSA and the Make Whole Agreement, as described above, are consistent with the characteristics in the preceding sentence, the application of ASU 2015-02 would not change our preliminary conclusion that the second of the two reporting entity characteristics listed above is present and thus would not change our conclusion that we have a controlling financial interest in the VIE Partners. Accordingly, we have concluded that in accordance with ASC 810-10-25-38, we are required to consolidate the VIE Partners.

The assets of the VIE Partners, which after consolidation elimination entries are primarily accounts receivable from the Sold Accounts, can only be used to settle the obligations of the VIE Partners, including the obligation for the Management Fee payable to us in accordance with the MSA as discussed above. The liabilities of the VIE Partners, which after consolidation elimination entries do not include the Management Fee obligation but are primarily accrued distributions payable to the noncontrolling owners of Partners ,are non-recourse to us, except that we are indirectly responsible for such liabilities as a result of our obligations under the Make Whole Agreement, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The Audio and Web Conferencing Services Group is primarily comprised of our business activities selling primarily telephone related services to business customers, such as conference calling, voicemail, text messaging and network collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The Digital Media Services Group is primarily comprised of our business activities selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are within the United States. Detailed below are the results of operations by segment for the six and three months ended March 31, 2015 and 2014 and total assets by segment as of March 31, 2015 and September 30, 2014.

	For the six months ended March 31,		For the three months ended March 31,

	2015	2014	2015	2014
Segment revenue:
Audio and Web Conferencing Services	$5,498,608	$5,709,391	$2,746,554	$2,931,192
Digital Media Services	2,823,246	2,699,239	1,364,719	1,261,691
Total consolidated revenue	$8,321,854	$8,408,630	$4,111,273	$4,192,883

Segment operating income:
Audio and Web Conferencing Services	$1,688,516	$1,793,688	$823,411	$952,846
Digital Media Services	755,228	654,802	328,760	300,532
Total segment operating income	2,443,744	2,448,490	1,152,171	1,253,378
Depreciation and amortization	(381,406)	(435,211)	(178,438)	(221,024)
Corporate and unallocated shared expenses	(2,047,147)	(2,348,252)	(1,030,937)	(1,334,820)
Other expense, net	(1,018,563)	(1,030,445)	(531,584)	(484,647)
Net loss	$(1,003,372)	$(1,365,418)	$(588,788)	$(787,113)

	March 31, 2015	September 30, 2014
Assets:
Audio and Web Conferencing Services Group	$10,284,794	$10,413,824
Digital Media Services Group	2,533,834	2,510,375
Corporate and unallocated	965,988	587,584
Total assets	$13,784,616	$13,511,783

Depreciation and amortization, as well as corporate and unallocated shared expenses and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2015, we had issued options and warrants still outstanding to purchase up to 375,000 ONSM common shares, including 25,000 shares under Plan Options to employees, consultants and directors; 50,000 shares under Plan and Non-Plan Options to financial and other consultants; and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including the 2,875,000 Executive Incentive Shares issued plus the 375,000 Executive Incentive Shares expected to be issued, both as discussed in note 5) through March 31, 2015, 25,000 outstanding employee, consultant and director Plan Options as of March 31, 2015 and 50,000 outstanding financial consultant Plan Options as of March 31, 2015, there are 797,237 shares available for additional issuances under the Plan.

Details of employee, consultant, and director Plan Option activity under the Plan for the six months ended March 31, 2015 are as follows:

		Weighted Average Exercise Price
	Number of Shares

Balance, September 30, 2014	481,185	$1.76
Granted during the period	-	$ -
Expired or forfeited during the period	(456,185)	$1.80
Balance, March 31, 2015	25,000	$1.00

Exercisable at March 31, 2015	25,000	$1.00

The outstanding Plan Option for the purchase of 25,000 common shares has an exercise prices equal to or greater than the fair market value at the date of grant and expired in June 2015.

As of March 31, 2015, there were outstanding and fully vested Plan and Non-Plan Options issued to financial and other consultants for the purchase of 50,000 common shares, as follows:

	Number of common shares	Exercise price per share
				Expiration Date
Issuance date			Type

November 2011	30,000	$0.92	Plan	Nov 2016
July 2012	20,000	$6.00	Plan	July 2016

Total common shares underlying financial consultant options as of March 31, 2015	50,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2015, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of common shares	Exercise price per share
			Expiration Date
Description of transaction

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016

Total common shares underlying warrants as of March 31, 2015	300,000

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after March 31, 2015:

•

 Note 1 (impact of certain debt and other obligations coming due after March 31, 2015 and after March 31, 2016; funding commitment letter received after March 31, 2015; financing transaction being negotiated as of November 25, 2015; November 24, 2015 agreement with Sigma with respect to proceeds from financing transaction)

•

Note 2 (patent application and issuance activity after March 31, 2015; impact of change in ONSM common share price through October 30, 2015)

•

Note 4 (status of SEC filings as of November 25, 2015; status of the Line for periods after March 31, 2015, including negotiations for renewal and the excess of the outstanding principal balance over the calculated borrowing availability; extensions and other modifications to various notes after March 31, 2015 including payment of fees in cash and shares; new USAC note executed in May 2015; impact of change in ONSM common share price through October 30, 2015)

•

Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through November 25, 2015; changes in cash compensation to Executives after March 31, 2015; issuance of Executive Incentive Shares after March 31, 2015; status of office lease renewal negotiations in Florida as of November 25, 2015; impact of change in ONSM common share price through October 30, 2015)

•

Note 6 (status through November 25, 2015 of communications with respect to March 31, 2015 shortfall reimbursement obligation)

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

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 82 full time employees as of November 25, 2015, with operations organized in two main operating groups:

•

Audio and Web Conferencing Services Group

•

Digital Media Services Group

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. Our Infinite division, which operates primarily from the New York City area, and our OCC division, which operates primarily from San Diego, California, provide “reservationless” and operator-assisted audio and web conferencing services. Our EDNet division, which operates primarily from San Francisco, California, provides connectivity (in the form of high quality audio and multimedia data communications) within the entertainment and advertising industries through its managed network, which encompasses production and post-production companies, advertisers, producers, directors, and talent.

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

Recent Developments

As of September 30, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) for principal and accrued interest aggregating $1,539,340. After our December 31, 2014 payment to Sigma of all accrued interest through that date, but no principal payments, we were obligated to Sigma under a secured note for $1,358,000, with future interest payable monthly at 21% per annum and the principal due on October 15, 2015 (the “New Sigma Note”). On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay approximately $173,000 of outstanding principal on one of the Working Capital Notes plus approximately $20,000 of accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). In the event of our default on the New Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share. See Liquidity and Capital Resources for further details with respect to our financing transactions with Sigma.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $69,000 for the cash portion of legal and consulting fees related to this transaction. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC will decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction are reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the six months ended March 31, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the six and three months ended March 31, 2015. See Liquidity and Capital Resources for the details of this and related transactions.

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

As of November 25, 2015, we are negotiating an agreement similar to the March 2015 transaction with Partners which would result in incremental cash proceeds to us of up to $2.9 million for a sale of a defined subset of Infinite’s customers (and the related future business to those customers) representing historical annual revenues of up to approximately $3.65 million. On November 24, 2015 we entered into an agreement with Sigma allowing us to retain proceeds from this transaction in excess of $1.0 million, to the extent such proceeds are received by us in a closing on or before December 16, 2015 and provided the initial $1.0 million of these proceeds are remitted to Sigma as partial payment against the New Sigma Note on or before December 16, 2015.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2015 was approximately $1.0 million ($0.04 loss per share) as compared to a net loss of approximately $1.4 million ($0.06 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $362,000 (26.5%). The decreased net loss was primarily due to an approximately $275,000, or 4.4%, decrease in operating expenses for the six months ended March 31, 2015, as compared to the corresponding period of the prior fiscal year, which decrease was primarily due to an approximately $219,000, or 31.0%, decrease in professional fees as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the three months ended March 31, 2015 was approximately $589,000 ($0.02 loss per share) as compared to a net loss of approximately $787,000 ($0.03 loss per share) for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $198,000 (25.2%). The decreased net loss was primarily due to an approximately $248,000, or 7.6%, decrease in operating expenses for the three months ended March 31, 2015, as compared to the corresponding period of the prior fiscal year, which decrease was primarily due to an approximately $231,000, or 55.7%, decrease in professional fees as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Six months ended March 31, 2015 compared to the six months ended March 31, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Six months ended March 31,

	2015	2014
Revenue:
Audio and web conferencing	55.7%	55.9%
Webcasting	28.4	25.8
Network usage	10.2	11.7
DMSP and hosting	5.1	5.6
Other	0.6	1.0
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.3%	15.5%
Webcasting	7.0	7.1
Network usage	4.9	5.1
DMSP and hosting	1.0	0.9
Other	-	0.2
Total costs of revenue	27.2%	28.8%

Gross margin	72.8%	71.2%

Operating expenses:
Compensation (excluding equity)	44.4%	44.2%
Compensation (paid with equity)	2.4	3.6
Professional fees	5.8	8.5
Other general and administrative	15.4	13.7
Depreciation and amortization	4.6	5.2
Total operating expenses	72.6%	75.2%

Income (loss) from operations	0.2%	(4.0)%

Other expense, net:
Interest expense	(11.1)%	(10.7)%
Debt extinguishment loss	-	(1.5)
Other (expense) income, net	(1.2)	-
Total other expense, net	(12.3)%	(12.2)%

Net loss	(12.1)%	(16.2)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the six months ended March 31,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$8,321,854	$8,408,630	$(86,776)	(1.0)%
Total costs of revenue	2,262,802	2,424,246	(161,444)	(6.7)
Gross margin	6,059,052	5,984,384	74,668	1.2%

General and administrative expenses	5,662,455	5,884,146	(221,691)	(3.8)%
Depreciation and amortization	381,406	435,211	(53,805)	(12.4)
Total operating expenses	6,043,861	6,319,357	(275,496)	(4.4)%

Income (loss) from operations	15,191	(334,973)	350,164	N/A %

Other expense, net	(1,018,563)	(1,030,445)	(11,882)	(1.2)

Net loss	$(1,003,372)	$(1,365,418)	$(362, 046)	(26.5)%

Revenues and Gross Margin

There was no material change in consolidated revenues for the six months ended March 31, 2015, as compared to the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $2.8 million for the six months ended March 31, 2015, an increase of approximately $124,000 (4.6%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting division revenues increased by approximately $197,000 (9.1%) for the six months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year. We produced approximately 2,100 webcasts during the six months ended March 31, 2015, which was approximately 100 greater than the number of webcasts produced in the corresponding period of the prior fiscal year. The average revenue per webcast event of $1,193 for the six months ended March 31, 2015, was approximately the same as for the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

Audio and Web Conferencing Services Group revenues were approximately $5.5 million for the six months ended March 31, 2015, a decrease of approximately $211,000 (3.7%) from the corresponding period of the prior fiscal year, primarily due to a decrease in the EDNet division’s network usage revenues.

The EDNet division’s network usage revenues were approximately $849,000 for the six months ended March 31, 2015, which represented a decrease of approximately $134,000 (13.6%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower usage of EDNet’s bridging services, with a corresponding decrease of approximately $85,000 in those billings for the six months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $4.6 million for the six months ended March 31, 2015, which represented a decrease of approximately $66,000 (1.4%) as compared to the corresponding period of the prior fiscal year, due to a decrease in the OCC division’s revenues.

The OCC division’s revenues were approximately $414,000 for the six months ended March 31, 2015, which represented a decrease of approximately $114,000 (21.6%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower total free conferencing business (“TFCB”) revenue, which were approximately $109,000 for the six months ended March 31, 2014, with no corresponding amount for the six months ended March 31, 2015. We purchased the TFCB business as part of our November 30, 2012 acquisition of certain assets and operations of Intella2 Inc., a San Diego-based communications company Intella2. However, under the terms of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we transferred all TFCB customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

Although the OCC division’s revenues decreased for the six month period, the Infinite division’s revenues of approximately $4.2 million for the six months ended March 31, 2015 represented an increase of approximately $49,000 (1.2%) as compared to the corresponding period of the prior fiscal year. This was primarily due to a 13.7% increase in the number of minutes billed by the Infinite division which was approximately 80.2 million for the six months ended March 31, 2015, as compared to approximately 71.5 million minutes for the corresponding period of the prior fiscal year.  This increase in the number of minutes billed by the Infinite division was partially offset by a decrease in average revenue per minute, which was approximately 5.5 cents for the six months ended March 31, 2015, as compared to approximately 6.1 cents for the corresponding period of the prior fiscal year. The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

Based on information compiled thus far, our consolidated fiscal 2015 revenues are expected to be less than our consolidated revenues for fiscal 2014, with such decrease primarily relating to audio and web conferencing revenue, network usage revenues and DMSP and hosting revenues. However, we expect that because of our recent sales and marketing efforts, which include increased advertising and promotional expenditures, as well as new and/or improved webcasting and audio and web conferencing products as discussed below, we will achieve revenue growth during fiscal 2016, as compared to fiscal 2015, although this cannot be assured.

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

Consolidated gross margin was approximately $6.1 million for the six months ended March 31, 2015, an increase of approximately $75,000 (1.2%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 72.8% for the six months ended March 31, 2015, versus 71.2% for the corresponding period of the prior fiscal year. This increased percentage was primarily due to the percentage decrease in audio and web conferencing cost of sales being larger than the percentage decrease in audio and web conferencing revenues.

Effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $141,000 in aggregate for the first six months of fiscal 2015, as compared to the corresponding prior year period, and we expect will reduce our cost of sales by approximately $56,000 in aggregate for the seventh and eighth months of fiscal 2015 as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $219,000 in annualized savings, which we expect will reduce our cost of sales by approximately $73,000 in aggregate for the last four months of fiscal 2015 as compared to the corresponding prior year period.

Operating Expenses

Consolidated operating expenses were approximately $6.0 million for the six months ended March 31, 2015, a decrease of approximately $275,000 (4.4%) from the corresponding period of the prior fiscal year, due to an approximately $219,000, or 31.0%, decrease in professional fees as compared to the corresponding period of the prior fiscal year. This decrease in professional fees was primarily due to a decrease in accounting fees, which were approximately $143,000 for the six months ended March 31, 2014, with no corresponding amount for the six months ended March 31, 2015. We filed Form 10-K for our fiscal year ended September 30, 2014 on June 12, 2015 and the related accounting fees will be expensed when the related accounting work was performed, during the three months ended June 30, 2015. We filed Form 10-K for our fiscal year ended September 30, 2013 on February 19, 2014 and the related accounting fees were expensed when the related accounting work was performed, primarily during the three months ended March 31, 2014.

Excluding the impact, if any, arising from any goodwill impairment charges, we expect our consolidated operating expenses for fiscal 2015 to be less than the corresponding prior year amounts, although this cannot be assured.

Other Expense

Other expense, which is primarily interest, of approximately $1.0 million for the six months ended March 31, 2015 represented an approximately $12,000 (1.2%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was due to debt extinguishment losses aggregating approximately $132,000 recognized during the six months ended March 31, 2014, for which there was no corresponding item during the six months ended March 31, 2015, partially offset by legal and consulting fees related to the March 2015 transaction with Partners, which were approximately $99,000 for the six months ended March 31, 2015, for which there was no corresponding item during the six months ended March 31, 2014.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Three months ended March 31,

	2015	2014
Revenue:
Audio and web conferencing	56.5%	58.0%
Webcasting	27.4	23.7
Network usage	10.2	11.7
DMSP and hosting	5.2	5.6
Other	0.7	1.0
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.7%	16.1%
Webcasting	7.2	6.9
Network usage	5.1	5.2
DMSP and hosting	1.0	0.9
Other	-	0.2
Total costs of revenue	28.0%	29.3%

Gross margin	72.0%	70.7%

Operating expenses:
Compensation (excluding equity)	45.8%	43.7%
Compensation (paid with equity)	2.9	5.4
Professional fees	4.5	9.9
Other general and administrative	15.8	13.6
Depreciation and amortization	4.4	5.3
Total operating expenses	73.4%	77.9%

Loss from operations	(1.4)%	(7.2)%

Other expense, net:
Interest expense	(10.7)%	(10.6)%
Debt extinguishment loss	-	(1.0)
Other (expense) income, net	(2.2)	-
Total other expense, net	(12.9)%	(11.6)%

Net loss	(14.3)%	(18.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended March 31,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$4,111,273	$4,192,883	$(81,610)	(1.9)%
Total costs of revenue	1,150,382	1,229,134	(78,752)	(6.4)
Gross margin	2,960,891	2,963,749	(2,858)	(0.1)%

General and administrative expenses	2,839,657	3,045,191	(205,534)	(6.7)%
Depreciation and amortization	178,438	221,024	(42,586)	(19.3)
Total operating expenses	3,018,195	3,266,215	(248,120)	(7.6)%

Loss from operations	(57,204)	(302,466)	(245,262)	(81.1)%

Other expense, net	(531,584)	(484,647)	46,937	9.7

Net loss	$(588,788)	$(787,113)	$(198,325)	(25.2)%

Revenues and Gross Margin

There was no material change in consolidated revenues for the three months ended March 31, 2015, as compared to the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $1.4 million for the three months ended March 31, 2015, an increase of approximately $103,000 (8.2%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting division revenues.

Webcasting division revenues increased by approximately $133,000 (13.4%) for the three months ended March 31, 2015 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,000 webcasts during the three months ended March 31, 2015, which was approximately 100 greater than the number of webcasts produced in the corresponding period of the prior fiscal year. The average revenue per webcast event of $1,211 for the three months ended March 31, 2015, was approximately the same as for the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s reported revenues.

Audio and Web Conferencing Services Group revenues were approximately $2.7 million for the three months ended March 31, 2015, a decrease of approximately $185,000 (6.3%) from the corresponding period of the prior fiscal year, primarily due to a decrease in audio and web conferencing revenues.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $2.3 million for the three months ended March 31, 2015, which represented a decrease of approximately $110,000 (4.5%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to a decrease in average revenue per minute, which was approximately 5.4 cents for the three months ended March 31, 2015, as compared to approximately 6.0 cents for the corresponding period of the prior fiscal year. This decrease in the average revenue per minute was partially offset by a 10.0% increase in the number of minutes billed by the Infinite division which was approximately 41.6 million for the three months ended March 31, 2015, as compared to approximately 38.1 million minutes for the corresponding period of the prior fiscal year.  The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute also includes revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

Consolidated gross margin was approximately $3.0 million for the three months ended March 31, 2015, a decrease of approximately $3,000 (0.1%) from the corresponding period of the prior fiscal year. Our consolidated gross margin percentage was 72.0% for the three months ended March 31, 2015, versus 70.7% for the corresponding period of the prior fiscal year. This increased percentage was primarily due to the percentage decrease in audio and web conferencing cost of sales being larger than the percentage decrease in audio and web conferencing revenues. As discussed above, effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $71,000 for the second quarter of fiscal 2015, as compared to the corresponding prior year period.

Operating Expenses

Consolidated operating expenses were approximately $3.0 million for the three months ended March 31, 2015, a decrease of approximately $248,000 (7.6%) from the corresponding period of the prior fiscal year, due to an approximately $231,000, or 55.7%, decrease in professional fees as compared to the corresponding period of the prior fiscal year. This decrease in professional fees was primarily due to a decrease in accounting fees, which were approximately $127,000 for the three months ended March 31, 2014, with no corresponding amount for the three months ended March 31, 2015. We filed Form 10-K for our fiscal year ended September 30, 2014 on June 12, 2015 and the related accounting fees will be expensed when the related accounting work was performed, during the three months ended June 30, 2015. We filed Form 10-K for our fiscal year ended September 30, 2013 on February 19, 2014 and the related accounting fees were expensed when the related accounting work was performed, primarily during the three months ended March 31, 2014.

Other Expense

Other expense, which is primarily interest, of approximately $532,000 for the three months ended March 31, 2015 represented an approximately $47,000 (9.7%) increase as compared to the corresponding period of the prior fiscal year. This increase was due to legal and consulting fees related to the March 2015 transaction with Partners, which were approximately $99,000 for the three months ended March 31, 2015, for which there was no corresponding item during the three months ended March 31, 2014, partially offset by a debt extinguishment loss of approximately $44,000 recognized during the three months ended March 31, 2014, for which there was no corresponding item during the three months ended March 31, 2015.

Liquidity and Capital Resources

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the six months ended March 31, 2015, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $408,000.

Our cash balance increased by approximately $299,000 during the six months ended March 31, 2015. This was the result of approximately $408,000 provided by operating activities and approximately $92,000 provided by financing activities, partially offset by approximately $202,000 used in investing activities. Although we had cash of approximately $688,000 at March 31, 2015, we had a working capital deficit of approximately $3.4 million at that date.

Cash provided by operating activities of approximately $408,000 for the six months ended March 31, 2015, represents an approximately $334,000 increase in cash provided as compared to approximately $74,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $408,000 cash provided by operating activities for the six months ended March 31, 2015 reflects (i) net cash provided by operating activities before changes in current assets and liabilities other than cash of approximately $155,000, primarily representing our net loss of approximately $1.0 million, approximately $1.2 million of adjustments to remove primarily non-cash expenses included in that loss and an approximately $253,000 net increase from changes in non-cash working capital items. The primary non-cash expenses included in our loss for the six months ended March 31, 2015 were approximately $420,000 of amortization of discount on notes payable and convertible debentures and approximately $381,000 of depreciation and amortization. The approximately $253,000 net increase from changes in non-cash working capital items for the six months ended March 31, 2015 is primarily due to an approximately $406,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $168,000 increase in accounts receivable. The approximately $253,000 net increase from changes in non-cash working capital items represented approximately $214,000 more cash than the net increase from changes in non-cash working capital items of approximately $39,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $201,000 for the six months ended March 31, 2015 as compared to approximately $311,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $92,000 for the six months ended March 31, 2015 as compared to approximately $399,000 cash provided by financing activities for the corresponding period of the prior fiscal year. Current year period financing activities primarily related to (i) net proceeds we received in March 2015 from our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners, (ii) the March 2015 repayment from these proceeds of outstanding principal on certain notes payable and (ii) the December 31, 2014 repayment to Sigma of all accrued interest due on Sigma Notes 1 and 2 through that date, which interest had been capitalized as part of the outstanding principal balance, after which Sigma Notes 1 and 2 were cancelled and replaced with a new note payable to Sigma. These transactions are all discussed in more detail below. Financing activities for the six months ended March 31, 2014, excluding accounts receivable based borrowing and repayment activity under the Line, primarily related to proceeds from the Working Capital Notes and from Sigma Note 2 and the repayment of certain notes payable from the proceeds of those two financings.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”), which arrangement has been renewed and modified from time to time, under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets. The outstanding balance (approximately $1.7 million as of March 31, 2015 and as of November 25, 2015) bears interest at 12.0% per annum, adjustable based on changes in prime, plus a weekly monitoring fee of one twentieth of a percent (0.05%) of the borrowing limit.

Although the Line expired on December 27, 2013, on January 13, 2014 we received a letter from the Lender confirming that they would renew the Line through December 31, 2015, with terms materially equivalent to the expired Line. Those terms include a commitment fee calculated as one percent (1%) per year of the maximum allowable borrowing amount and paid in annual installments. However, pending the formal renewal of the Line, the fee was only paid on an annual basis through December 27, 2013, as we agreed in August 2014 to pay a commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter. The renewal of the Line is still pending as of November 25, 2015.

The terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender. Once those deposited funds become available, the Lender is then required to immediately remit them to our bank account, provided that we are not in default under the Line and to the extent those funds exceed any past due principal, interest or other payments due under the Line, which the Lender may offset before remitting the balance. The delay in the formal renewal of the Line is primarily related to discussions between the Lender and us as to how these direct deposit provisions could be implemented and administered in a mutually acceptable manner, which pending the conclusion of those discussions has not been implemented as of November 25, 2015.

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

The Line is also subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through November 25, 2015, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. As of April 3, 2015, the outstanding principal balance of the Line exceeded the calculated borrowing availability by approximately $56,000 and as of November 19, 2015 that excess was approximately $173,000, which included the maximum potential impact of the reduction of our eligible accounts receivable arising from our March 2015 transaction with Partners (discussed below), although the inclusion of our accounts receivable from Partners, to partially offset the exclusion of the receivables from the Sold Accounts, with respect to calculating borrowing availability under the Line has not been finalized between us and the Lender. In the event that our accounts receivable from Partners was fully included when calculating borrowing availability under the Line, there would have been no excess advance as of April 3, 2015 and the excess of $173,000 as of November 19, 2015 would have been reduced to approximately $81,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). The Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through March 31, 2015.

As of March 31, 2015, in addition to the Line as discussed above, we were also obligated for the following term debt, discussed in more detail below:

New Sigma Note	$1,358,000
Rockridge Note	400,000
Fuse Note	220,000
Working Capital Notes	617,727
Subordinated Notes	192,500
Intella2 Investor Notes	415,000
Other	17,041
Total term debt	$3,220,268

As of March 31, 2015 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $1,358,000, with interest payable monthly at 21% per annum and the principal due on June 30, 2015 (the “New Sigma Note”). On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015. On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 of outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma Capital up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

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

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. As part of the September 21, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 fee (added to the loan principal balance), (ii) paid Sigma $7,500 as reimbursement of legal expenses, (iii) agreed to make an additional advisory fee payment to Sigma Capital of $2,500 on October 15, 2015, and (iv) agreed, in consideration of the loan maturity date extension from October 15, 2015 to April 15, 2016, to pay fees to Sigma Capital aggregating $175,000 in three monthly installments from October 15, 2015 through December 15, 2015 and to make additional advisory fee payments to Sigma Capital aggregating $75,000 in monthly installments from November 15, 2015 through April 15, 2016.

The April 30, 2015 agreement also requires us to pay liquidated damages for late SEC filings. We paid Sigma Capital an aggregate of $52,500 for such damages through November 25, 2015 and have agreed that if we have not filed all required reports with the SEC on or before July 27, 2015 (the “SEC Reporting Date”) we shall pay additional damages of (i) $7,500 on each of the SEC Reporting Date and the one month anniversary of the SEC Reporting Date (both payments included in the $52,500 already paid), (ii) $10,000 on each of the two month and three month anniversaries of the SEC Reporting Date (both payments included in the $52,500 already paid), (iii) $15,000 on each of the four month and five month anniversaries of the SEC Reporting Date and (iv) $25,000 on each monthly anniversary of the SEC Reporting Date commencing on the six month anniversary of the SEC Reporting Date until we are current in all of our SEC filings, or all outstanding amounts under the New Sigma Note are repaid in full, whichever occurs first. As of November 25, 2015, Form 10-Q for the period ended June 30, 2015 was due but had not been filed by us with the SEC.

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

As of March 31, 2015 and as of November 25, 2015, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum. On December 31, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from December 31, 2014 to June 30, 2015, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On April 30, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from June 30, 2015 to October 15, 2015, in exchange for our agreement to increase the origination fee payable under such note by 30,000 restricted common shares. On August 18, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from October 15, 2015 to April 15, 2016, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 746,667 restricted shares of our common stock (the “Shares”), which includes the increases noted above. The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.15 per share on October 30, 2015 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of March 31, 2015.

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

As of March 31, 2015, we were obligated for $220,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis. Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance from the original $200,000, to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of March 31, 2015 as a result of the accretion of $4,000 as interest expense for the six months then ended.

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.30 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to the maturity date of the Fuse Note, which is currently July 15, 2016.

In connection with the original issuance of the Fuse Note, we also issued 40,000 restricted common shares to another third party for finder and other fees. Including the value of the Fuse Common Stock plus the value of the common stock issued for related financing fees (but excluding a portion of this amount written off as a debt extinguishment loss as a result of the modification, by virtue of its inclusion in the Fuse Note, of a predecessor note) results in an effective interest rate of approximately 19% per annum through March 19, 2015. The $20,000 due diligence fee earned by the noteholder in connection with the February 28, 2015 amendment was recorded as a discount against the Fuse Note and is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 21% per annum.

As of March 31, 2015, we were obligated for $617,727 under partially secured promissory notes issued to three investors during October and November 2013 (the “Working Capital Notes”), bearing interest at 15% per annum. The Working Capital Notes originally provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, they are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provides that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increases the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Effective October 15, 2015 the remaining one of these two Working Capital Notes still outstanding was further amended, extending the maturity date to July 15, 2016.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $106,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2015. If the closing ONSM share price of $0.17 per share on May 5, 2015 or $0.15 per share on October 30, 2015 was used as a basis of calculation, a stock repurchase payment of $107,500 would be required.

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

As of March 31, 2015, we were obligated for $192,500 under unsecured Subordinated Notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. Modifications made in January 2014 to the terms of these notes extended the maturity dates to October 2014. Although we did not make the October 2014 principal payments, in March 2015 we repaid $75,000 of the outstanding principal on these notes and also extended the maturity dates on the remaining notes to March 1, 2016. The amended terms also provide that interest would be paid quarterly, commencing June 30, 2015 and also increase the original outstanding balance on these remaining notes from $175,000 to $192,500, for the effect of $17,500 in aggregate due diligence fees earned by the noteholders in connection with the amendments. The amendments also provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 these remaining notes were further amended, extending the maturity dates to July 15, 2016.

As of March 31, 2015, we were obligated for $415,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders (the “Intella2 Investor Notes”), which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. $200,000 of the total $220,000 outstanding principal balance of one of these notes, held by Fuse, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, three of these notes representing an aggregate of $290,000 principal and which included the note held by Fuse, were amended to provide that the principal balance would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. We paid interest on the renegotiated notes but did not pay principal or interest on the other notes. We also did not make the principal payments on any of these notes when due on November 30, 2014, but effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $235,000 representing the aggregate outstanding principal on certain notes and (ii) we paid all accrued interest through that date related to certain other of the notes and those notes, which included the note held by Fuse, were amended to extend the maturity date of the $250,000 of aggregate outstanding principal to March 1, 2016. The amendments increased the aggregate outstanding principal balance on those two notes to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholders in connection with the amendments. The amendments also provide that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 the Intella2 Investor Note held by Fuse with an outstanding principal balance of $220,000 was further amended, extending the maturity date to July 15, 2016. One of the Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of November 25, 2015.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2015. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of other subordinated notes repaid by us in March 2015, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $28,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2015. This approximately $28,000 liability is equal to the potential repurchase of 35,000 shares at $0.80 per share, since we satisfied our obligation with respect to 5,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of March 31, 2015.

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our March 31, 2015 balance sheet.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $125,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2015. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of March 31, 2015.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $109,000 present value of our estimate of this obligation is recorded as a liability on our financial statements as of March 31, 2015.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of November 25, 2015, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of March 31, 2015.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2014 are approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of November 25, 2015, the base salary payments to the Executives are 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although, as of November 25, 2015, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $238,000 present value of this obligation is recorded as a liability on our financial statements as of March 31, 2015. If the closing ONSM share price of $0.15 per share on October 30, 2015 was used as a basis of calculation, our obligation for this shortfall payment would be $238,000, or the equivalent in common shares.

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

We recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the six months ended March 31, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of November 25, 2015, it is probable that this objective was not met.

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

As of March 31, 2015, we were obligated under operating leases for six office locations (one each in Pompano Beach, Florida, San Francisco, California, San Diego, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $57,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.3 million through March 31, 2019, of which approximately $507,000 relates to the year ending March 31, 2016.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $2.3 million, approximately $1.3 million of that commitment related to the one year period ending March 31, 2016 and the balance of such commitment related to the period from April 2016 through August 2017.

Projected capital expenditures for the year ending March 31, 2016 total approximately $450,000, which includes software and hardware upgrades to the webcasting platform (including VW4 and iEncode), the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Mr. Charles Johnston, a former ONSM director, is the president of J&C. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000 to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015, although only $10,000 of this amount has been paid by us as of November 25, 2015.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $69,000 for the cash portion of legal and consulting fees related to this transaction. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction is reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the six months ended March 31, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the six and three months ended March 31, 2015. We were responsible for legal and consulting fees related to this transaction of approximately $99,000, approximately $69,000 of which was paid in cash and approximately $30,000 of which was paid with our common shares. These expenses are included as part of non-operating expenses (other (expense) income, net) for the six and three months ended March 31, 2015.

In connection with this sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts. The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners interfering in any way with Infinite’s performance of its duties thereunder or communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $141.5 million as of March 31, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes. Our revenues for the six months ended March 31, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners and we again needed to restructure the payment terms of Sigma Notes 1 and 2 and certain other notes.

Based on our current expectations with respect to our revenues through March 31, 2016, including our actual revenues through November 25, 2015, it is probable that our revenues will not be sufficient to fund our total anticipated cash expenditures (operating, capital and debt service) through March 31, 2016. Furthermore, although this shortfall, which we currently expect to be approximately $1.6 million, could be reduced to some extent by actual future revenues exceeding our current projections (which are based on recent historical trends through November 25, 2015) and/or by decreases in our anticipated expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases), we believe that the material portion of this shortfall will need to be addressed by the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations before March 31, 2016. The expected shortfall is after considering the proceeds from the September 2015 transaction with Sigma but does not contemplate our receipt of any proceeds under the Funding Letter, both as discussed above. If we were to exercise our rights under the Funding Letter, the expected shortfall of approximately $1.6 million through March 31, 2016 would be reduced to approximately $800,000.

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

In light of the foregoing, we are seeking additional capital. As of November 25, 2015, we are negotiating an agreement similar to the March 2015 transaction with Partners which would result in incremental cash proceeds to us of up to $2.9 million for a sale of a defined subset of Infinite’s customers (and the related future business to those customers) representing historical annual revenues of up to approximately $3.65 million. On November 24, 2015 we entered into an agreement with Sigma allowing us to retain proceeds from this transaction in excess of $1.0 million, to the extent such proceeds are received by us in a closing on or before December 16, 2015 and provided the initial $1.0 million of these proceeds are remitted to Sigma as partial payment against the New Sigma Note on or before December 16, 2015.

The resolution of debt and other obligations becoming due within a few months after March 31, 2016 (the end of the one year time frame on which our liquidity analysis and conclusions above were based), and in particular those becoming due during April and July 2016, represents an additional contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on April 15, 2016 aggregating $1,983,000 and (ii) other notes payable, mostly unsecured, which will require principal payments during July 2016 aggregating approximately $1.2 million. In addition, the Line, which expired on December 27, 2013 and has not been formally renewed, is a secured obligation with a current outstanding principal balance of approximately $1,650,000. In the event we exercised our rights under the Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2016.

We are closely monitoring our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have agreed to defer a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses and, in the event of extremely critical or urgent requirements in the future, are expected to continue to do so.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $8.8 million at March 31, 2015, representing approximately 64% of our total assets and approximately 198% of the book value of equity (including noncontrolling owners’ interest in VIE). In addition, property and equipment as of March 31, 2015 includes approximately $1.3 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 9% of our total assets and approximately 29% of the book value of equity (including noncontrolling owners’ interest in VIE).

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

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers), representing historical annual revenues of approximately $1.35 million – see note 6. The anticipated impact of this transaction was included in the preparation of the DCF analyses used for the September 30, 2014 evaluation of our goodwill and other intangible assets, as discussed above.

An annual impairment review of our goodwill and other acquisition-related intangible assets will be performed as part of preparing our September 30, 2015 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on that review, including the relatively small change in the closing ONSM share price from $0.16 per share as of September 30, 2014 to $0.15 per share as of March 31, 2015, we have concluded that no triggering event has occurred through March 31, 2015.

EDNet's operations are heavily dependent on the use of ISDN network connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

ITEM 4T.

 CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of March 31, 2015, our internal control over financial reporting was not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective October 15, 2015, we agreed to issue an aggregate of 247,500 shares of our common stock to entities holding subordinated notes previously issued by us, in consideration of the extension of the maturity dates of those subordinated notes to July 15, 2016, such shares having a fair value of approximately $47,000.

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

Date: November 25, 2015

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer