Form 10-Q
period 2015-06-30
Onstream Media CORP
filed 2016-04-05
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of February 19, 2016 the registrant had issued and outstanding 23,412,080 shares of common stock.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2015, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our most recently filed 10-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014

	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$406,232	$389,015
Accounts receivable (including $231,748 and none, respectively, for accounts receivable of Variable Interest Entity), net of allowance
for doubtful accounts of $241,589 and $171,821, respectively	2,171,553	2,082,379
Prepaid expenses	104,082	124,826
Inventories and other current assets	35,827	37,935
Total current assets	2,717,694	2,634,155
PROPERTY AND EQUIPMENT, net	1,598,064	1,790,498
INTANGIBLE ASSETS, net	346,731	526,917
GOODWILL, net	6,058,604	8,358,604
OTHER NON-CURRENT ASSETS	234,695	201,609
Total assets	$10,955,788	$13,511,783

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable	$2,032,811	$1,697,202
Accrued liabilities (including $34,704 and none, respectively,
for accrued liabilities of Variable Interest Entity)	1,487,782	1,414,424
Amounts due to directors and officers	915,624	882,566
Deferred revenue	105,573	77,624
Notes and leases payable – current portion, net of discount	2,421,141	2,451,681
Convertible debentures – current portion, net of discount	919,261	-
Total current liabilities	7,882,192	6,523,497
Notes and leases payable, net of current portion and discount	479,783	1,015,379
Convertible debentures, net of discount	1,137,988	1,632,952
Total liabilities	9,499,963	9,171,828

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, par value $.0001 per share; authorized 75,000,000
shares, 22,794,580 and 21,964,580 issued and outstanding, respectively	2,277	2,194
Common stock committed for issue – 2,616,667 and 2,566,667 shares,
respectively	256	256
Additional paid-in capital	145,146,752	144,991,985
Obligation to repurchase common shares	(221,804)	(233,233)
Accumulated deficit	(144,471,656)	(140,421,247)
Total Onstream Media stockholders’ equity	455,825	4,339,955
Noncontrolling owners’ interest in Variable Interest Entity	1,000,000	-
Total equity	1,455,825	4,339,955
Total liabilities and equity	$10,955,788	$13,511,783

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,

	2015	2014	2015	2014
REVENUE:
Audio and web conferencing	$6,969,507	$7,143,122	$2,331,013	$2,439,117
Webcasting	3,513,618	3,484,966	1,148,267	1,316,931
Network usage	1,252,667	1,438,937	403,175	455,380
DMSP and hosting	614,383	706,131	186,420	235,931
Other	44,677	120,804	4,123	37,971
Total revenue	12,394,852	12,893,960	4,072,998	4,485,330

COSTS OF REVENUE:
Audio and web conferencing	1,812,784	1,948,290	627,104	644,756
Webcasting	888,070	910,318	305,308	310,497
Network usage	607,767	623,698	198,803	197,033
DMSP and hosting	92,380	122,732	6,984	47,056
Other	-	22,822	-	4,272
Total costs of revenue	3,401,001	3,627,860	1,138,199	1,203,614

GROSS MARGIN	8,993,851	9,266,100	2,934,799	3,281,716

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	5,546,218	5,505,988	1,854,585	1,786,479
Compensation paid with common
shares and other equity	194,349	417,351	(8,427)	113,950
Professional fees	864,520	1,032,490	377,797	327,087
Other	1,969,329	1,743,283	688,006	587,450
Impairment loss on goodwill and other intangible assets	2,400,000	-	2,400,000	-
Depreciation and amortization	549,287	662,667	167,881	227,456
Total operating expenses	11,523,703	9,361,779	5,479,842	3,042,422

(Loss) income from operations	(2,529,852)	(95,679)	(2,545,043)	239,294

OTHER (EXPENSE) INCOME, NET:
Interest expense	(1,288,908)	(1,531,057)	(368,314)	(630,120)
Debt extinguishment loss	-	(132,427)	-	-
Gain from litigation settlement	-	741,554	-	741,554
Other (expense) income, net	(98,316)	12,313	(347)	9,394
Total other (expense) income, net	(1,387,224)	(909,617)	(368,661)	120,828

Net (loss) income	(3,917,076)	(1,005,296)	(2,913,704)	360,122
Net income attributable to noncontrolling
owners’ interest in Variable Interest Entity	(133,333)	-	(100,000)	-
Onstream Media shareholders’
net (loss) income	$(4,050,409)	$(1,005,296)	$(3,013,704)	$360,122

Onstream Media shareholders’ (loss) income
per share – basic and diluted	$(0.16)	$(0.04)	$(0.12)	$0.02
Weighted average shares of common stock
outstanding – basic and diluted	25,119,891	22,763,248	25,411,247	23,590,587

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JUNE 30, 2015

(unaudited)

						Obligation to Repurchase Common Shares		Noncontrolling owners’ interest in Variable Interest Entity
					Additional Paid-In Capital
	Common Stock		Common Stock Committed for Issue				Accumulated Deficit
	Shares	Par	Shares	Par					Total

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$-	$4,339,955
Issuance of common shares for employee services	250,000	25	-	-	48,725	-	-	-	48,750
Issuance of common shares for consultant services	480,000	48	-	-	75,552	-	-	-	75,600
Issuance of common shares for interest, financing fees and finders fees	100,000	10	50,000	-	30,490	-	-	-	30,500
Reduction of obligation to repurchase common shares	-	-	-	-	-	11,429	-	-	11,429
Proceeds from sale of ownership interests in Variable Interest Entity	-	-	-	-	-	-	-	1,000,000	1,000,000
Distributions to owners of Variable Interest Entity	-	-	-	-	-	-	-	(133,333)	(133,333)
Net (loss) income	-	-	-	-	-	-	(4,050,409)	133,333	(3,917,076)
Balance, June 30, 2015	22,794,580	$2,277	2,616,667	$256	$145,146,752	$(221,804)	$(144,471,656)	$1,000,000	$1,455,825

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,917,076)	$(1,005,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on goodwill and other intangible assets	2,400,000	-
Depreciation and amortization	549,287	662,667
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	53,679	128,860
Compensation expenses paid with common shares and other equity	194,349	417,351
Amortization of discount on convertible debentures	410,444	338,516
Amortization of discount on notes payable	161,636	384,256
Debt extinguishment loss	-	132,427
Gain on litigation settlement	-	(741,554)
Bad debt and other expenses	140,674	58,740
Net cash (used) provided by operating activities, before changes in current assets and liabilities other than cash	(7,007)	375,967
Changes in current assets and liabilities other than cash:
(Increase) in accounts receivable	(160,961)	(171,380)
(Increase) in prepaid expenses	(15,085)	(81,305)
Decrease in inventories and other current assets	2,108	1,964
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	332,518	411,306
Increase (decrease) in deferred revenue	27,948	(37,824)
Net cash provided by operating activities	179,521	498,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(276,667)	(425,918)
Net cash (used in) investing activities	(276,667)	(425,918)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Continued)

	Nine Months Ended June 30,

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ownership interests in Variable Interest Entity, net of expenses	$931,110	$-
Proceeds from notes payable, net of expenses	263,185	1,545,071
Proceeds from convertible debentures, net of expenses	23,783	459,604
Distributions to owners of Variable Interest Entity	(133,333)	-
Repayment of notes and leases payable	(462,139)	(1,482,611)
Repayment of convertible debentures	(508,243)	(252,055)
Net cash provided by financing activities	114,363	270,009

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,217	342,819
CASH AND CASH EQUIVALENTS, beginning of period	389,015	257,018
CASH AND CASH EQUIVALENTS, end of period	$406,232	$599,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$716,828	$808,286

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$75,600	$96,970
Issuance of shares and options for employee services	$48,750	$97,500
Issuance of common shares for interest and financing fees	$30,500	$372,830
Agreement to repurchase common shares	$(11,429)	$256,233
Issuance of New Sigma Note upon cancellation of Sigma Notes 1 and 2	$1,358,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $144.5 million as of June 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the nine months ended June 30, 2015, we had a net loss of approximately $3.9 million, although cash provided by operating activities for that period was approximately $180,000. Although we had cash of approximately $406,000 at June 30, 2015, we had a working capital deficit of approximately $5.2 million at that date. This $5.2 million deficit includes the following items classified as current on our June 30, 2015 balance sheet: (i) approximately $1.4 million, in aggregate, of net debt repaid by us from the proceeds of the Sigma transaction in September 2015 and the Partners transaction in December 2015 and (ii) approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, both as discussed in more detail below.

For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. Our revenues for the nine months ended June 30, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - and we again needed to restructure the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes – see note 4.

On September 21, 2015, Sigma Opportunity Fund II, LLC (“Sigma”) loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note – see note 4. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended from October 15, 2015 to April 15, 2016, which extension resulted in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). During December 2015 we repaid $1.0 million of the outstanding balance due on the New Sigma Note and entered into additional agreements with Sigma whereby the maturity date on the remaining balance was extended from April 15, 2016 to December 31, 2016 and the interest rate, as well as certain other fees, was reduced – see note 4 for further details of these agreements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During December 2015, we received gross proceeds of approximately $2.1 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Additional Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Additional Sold Accounts represent historical annual revenues of approximately $2.7 million - see note 6 for further details of this transaction, which resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the New Sigma Note discussed above. The December 2015 agreements with Sigma included their consent to our receipt of additional proceeds up to $772,500, without requiring accelerated principal repayments against the New Sigma Note, from similar sales of customer accounts and as of April 5, 2016, we are seeking to enter into further sales agreements up to that amount.

Since December 2007, we have had a line of credit arrangement with a financial institution under which we could borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. On February 10, 2016, we entered into a loan modification agreement  which extended the term of this line of credit arrangement through December 31, 2017– see note 4 for further details of this arrangement.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but at any time prior to April 30, 2016, we may extend the Funding Letter for another year, as discussed in more detail below. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015. $10,000 of this amount was paid by us in cash on September 22, 2015 and the $15,000 balance was satisfied by a note we issued to J&C dated December 31, 2015 – see note 4 for details. On December 29, 2015, J&C agreed that it would extend, immediately after requested in writing by us any time prior to April 30, 2016, the Funding Letter, for another year under the same terms, with the sole change being all dates and deadlines changed to be one year later than the above dates and deadlines, which include the effect of the September 22, 2015 amendment, and including another $25,000 fee.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

Based on our current expectations with respect to our revenues through June 30, 2016, including our actual revenues through February 29, 2016, it is probable that our revenues will not be sufficient to fund our total anticipated cash expenditures (operating, capital and debt service) through June 30, 2016. Furthermore, although this shortfall, which we currently expect to be approximately $1.4 million, could be reduced to some extent by actual future revenues exceeding our current projections (which are based on recent historical trends through February 29, 2016) and/or by decreases in our anticipated expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases), we believe that the material portion of this shortfall will need to be addressed by the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations before June 30, 2016. The expected shortfall is after considering the proceeds from the September and December 2015 transactions with Sigma and the December 2015 transaction with Partners but does not contemplate our receipt of any proceeds under the Funding Letter, all three as discussed above. If we were to exercise our rights under the Funding Letter, the expected shortfall of approximately $1.4 million through June 30, 2016 would be reduced to approximately $600,000.

The resolution of debt and other obligations becoming due within a few months after June 30, 2016 (the end of the one year time frame on which our liquidity analysis and conclusions above were based) represent an additional contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $190,000 on July 15, 2016 and approximately $427,000 on December 31, 2016. See note 4 for further details of these obligations. In the event we exercised our rights under an extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

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

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

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

We have determined that there are no Level 1 inputs for determining the fair value of the Instruments. However, we have determined that the fair value of the Instruments may be determined using Level 2 inputs, as follows: the fair market value interest rate paid by us under the Line, as discussed in note 4. We have also determined that the fair value of the Instruments may be determined using Level 3 inputs, as follows: third party studies arriving at recommended discount factors for valuing payments made in unregistered restricted stock instead of cash, interest rates and other related expenses such as finders and origination fees observed in our ongoing and active negotiations with various financing sources, including the terms of our transactions that are not eligible to be Level 2 inputs because of the non-comparable duration of the transaction as compared to the transaction being valued. Level 3 inputs currently used by us in our fair value calculations with respect to the Instruments include finders and origination fees ranging between 10% and 14% per annum and periodic interest rate premiums arising from less favorable collateral and/or payment priority, as compared to the Line, ranging between 6% and 21% per annum. Our calculation of estimated fair values is based on market and credit conditions, as well as the financing terms, existing as of the valuation date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (continued)

Using the inputs described above, we have determined that there were no material differences between the carrying values and the estimated fair values of the Instruments as of September 30, 2014. Those amounts as of June 30, 2015 are as follows:

	Carrying Value	Estimated Fair Value

New Sigma Note	$1,282,135	$1,313,000
Rockridge Note	400,000	378,000
Fuse Note	205,959	164,000
Working Capital Notes	599,329	553,000
Subordinated Notes	192,500	144,000
Intella2 Investor Notes	401,667	345,000
USAC Note	212,534	176,000
Total Instruments	$3,294,124	$3,073,000

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

JUNE 30, 2015

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

JUNE 30, 2015

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

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of June 30, 2015 and September 30, 2014 was immaterial in relation to our recorded liabilities at those dates.

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

JUNE 30, 2015

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

We have approximately $87.8 million in Federal net operating loss carryforwards (NOLs) as of June 30, 2015, which expire in fiscal years 2018 through 2035, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $33.0 and $32.5 million as of June 30, 2015 and September 30, 2014, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses for the nine and three months ended June 30, 2015 and 2014.

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

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of June 30, 2015 and September 30, 2014 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Although our policy is to recognize, as non-operating expense, interest or penalties related to income taxes when such payments become probable, we had not recognized any such material items in our statement of operations for the nine and three months ended June 30, 2015 and 2014. The tax years ended September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (i) is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  Our implementation of this guidance effective with the first interim period of our fiscal year ended September 30, 2015, the three month period ended December 31, 2014, has had no material impact on our consolidated financial statements for the nine and three months ended June 30, 2015.

Net (Loss) Income per Share

For the nine and three months ended June 30, 2015 and 2014, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,616,667 and 2,541,667 as of June 30, 2015 and 2014, respectively – see notes 4 and 5.

Since our statement of operations for the nine and three months ended June 30, 2015 and for the nine months ended June 30, 2014 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. Since our statement of operations for the three months ended June 30, 2014 reflects net income, we are required to calculate and present fully diluted net income per share for that period. However, all common stock equivalents were also excluded from the calculation of weighted average shares outstanding on a fully diluted basis for that period, since the options and warrants outstanding during that period had per share exercise prices in excess of the range of the market price of an ONSM common share during that period and the impact of assumed conversions of each of the convertible securities outstanding during that period was also determined to be anti-dilutive.

The total outstanding options and warrants excluded from the calculation of weighted average shares outstanding represented underlying common shares of 350,000 and 1,174,532 as of June 30, 2015 and 2014, respectively.

The convertible securities outstanding at June 30, 2015 but excluded from the calculation of weighted average shares outstanding for the nine and three months then ended are as follows: (i) the $1,358,000 outstanding balance of the New Sigma Note, which could potentially convert into up to 4,526,667 shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $200,000 portion of the outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net (Loss) Income per Share (continued)

In addition, the convertible securities outstanding at June 30, 2014 but excluded from the calculation of weighted average shares outstanding for the nine and three months then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could have potentially converted into up to 395,000 shares of our common stock, (ii) the $528,941 outstanding balance of Sigma Note 2, which could have potentially converted into up to 528,941 shares of our common stock (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could potentially convert into up to 400,000 shares of our common stock and (v) the $200,000 portion of the outstanding balance of the Intella2 Investor Notes issued to Fuse Capital LLC, which could potentially convert into up to 400,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.4 million and $1.3 million as of June 30, 2015 and September 30, 2014, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates. Certain of the amounts due to directors and officers may be satisfied with equity – see note 5.

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine and three months ended June 30, 2015 and 2014 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the nine months ended June 30, 2015 or 2014.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the nine months ended June 30, 2015 or 2014.

See notes 5 and 6 for additional information related to share issuances under the Plan and note 8 for additional information related to all stock option issuances.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $707,000 and $477,000 for the nine months ended June 30, 2015 and 2014, respectively, and approximately $263,000 and $161,000 for the three months ended June 30, 2015 and 2014, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Interest expense and amortization of discount

Interest expense is primarily comprised of (i) the interest earned by our lenders calculated based on applying the stated interest rates, on a pro-rata periodic basis, to the applicable outstanding principal balances plus (ii) the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The amortization of discount is based on the effective percentage rate required to fully amortize the discount over the applicable remaining term of the debt. Periodic interest, as well as the other fees and expenses included in debt discount as discussed above, include amounts payable in cash and/or equity. The other fees and expenses may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

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

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2014. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2015, the results of our operations for the nine and three months ended June 30, 2015 and 2014 and our cash flows for the nine months ended June 30, 2015 and 2014. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2015.

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

JUNE 30, 2015

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

In February 2016, the FASB issued ASU 2016-02 (Leases (Topic 842)), which requires that the assets and liabilities arising from leases, including operating leases, be recognized on the balance sheet. For operating leases, a lessee is required to do the following: (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  Although we are currently evaluating the impact of the implementation of this guidance, we expect that such implementation could have a material impact on our consolidated financial statements – see note 4 with respect to our current obligations under operating leases.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2015			September 30, 2014
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:

Infinite Conferencing	$4,300,887	$-	$4,300,887	$6,400,887	$-	$6,400,887
Intella2	311,656	-	311,656	411,656	-	411,656
Audio/web conferencing
reporting unit	4,612,543	-	4,612,543	6,812,543	-	6,812,543

EDNet	1,171,444	-	1,171,444	1,271,444	-	1,271,444
Acquired Onstream	271,401	-	271,401	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	6,058,604	-	6,058,604	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2014):

Intella2 - customer list
and non-compete	622,817	(276,086)	346,731	722,817	(195,900)	526,917
Total intangible assets	622,817	(276,086)	346,731	722,817	(195,900)	526,917

Total goodwill and other acquisition-related
intangible assets	$6,681,421	$(276,086)	$6,405,335	$9,081,421	$(195,900)	$8,885,521

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

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our interim review performed as of June 30, 2015, a $100,000 write-down was recorded – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired from Intella2 was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years. Furthermore, as a result of our interim review performed as of June 30, 2015, a $100,000 write-down of the Intella customer list was recorded – see “Testing for Impairment” below.

Through June 30, 2014, we paid Intella2 (i) approximately $713,000 of the approximately $1.4 million purchase price and (ii) approximately $50,000, which we considered to be payment of accretion (i.e., interest) instead of the purchase price (i.e., principal).As a result of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we agreed to satisfy all remaining liabilities to Intella2 with the payment of another $38,000 in cash and equipment (which we also considered to be payment of accretion). Accordingly, we reversed the remaining liability of approximately $744,000, for the unpaid portion of the purchase price plus subsequent accretion, and recognized it as other income for the year ended September 30, 2014 (approximately $742,000 of this other income was recognized for the nine and three months ended June 30, 2014).

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

JUNE 30, 2015

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. We evaluated the carrying value of the Infinite goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our interim review performed as of June 30, 2015, a $2.1 million write-down was recorded – see “Testing for Impairment” below.

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

JUNE 30, 2015

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

On September 2, 2015, with reference to the Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 17, 2015 filing date for a new patent application (number14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we filed our timely response to on January 20, 2016. On January 28, 2016, the USPTO issued a related Notice of Incomplete Reply, which we filed our timely response to on February 17, 2016. The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the Granted Patent.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

JUNE 30, 2015

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

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million.   We evaluated the carrying value of the EDNet goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our interim review performed as of June 30, 2015, a $100,000 write-down was recorded – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001 (continued)

EDNet’s operations are heavily dependent on the use of Integrated Services Digital Network ("ISDN") connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, to the best of our knowledge, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

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

JUNE 30, 2015

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

JUNE 30, 2015

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

Since the September 30, 2014 impairment review, we have been reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review prior to the next scheduled annual review, which would be as of September 30, 2015. Those factors included, but were not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers), representing historical annual revenues of approximately $1.35 million – see note 6. Since the anticipated impact of this transaction was included in the preparation of the DCF analyses used for the September 30, 2014 evaluation of our goodwill and other intangible assets, as discussed above, this transaction did not require further impairment evaluation as of March 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

However, we noted that, for the nine months ended June 30, 2015, and in particular for the three months then ended, the revenues for the operations associated with a material portion of our goodwill and other intangible assets, were declining, as compared to those revenues for the corresponding fiscal 2014 period. These declining revenues were for (i) audio and web conferencing (associated with Infinite/OCC) and (ii) network usage (associated with EDNet) and these declines were expected to continue past June 30, 2015. Based primarily on these expectations of future declining Infinite/OCC and EDNet revenues, we concluded that with respect to Infinite/OCC and EDNet, a triggering event had occurred as of June 30, 2015, which would require an interim impairment review. Accordingly, our management modified the DCF analyses for Infinite/OCC and EDNet as used for the September 30, 2014 evaluation to (i) reflect estimated actual revenues and financial results through February 29, 2016 and (ii) update the forecast revenues and financial results, in light of revised expectations with respect to declining Infinite/OCC and EDNet revenues, through the end of the forecast period utilized in the September 30, 2014 evaluation. Our management also updated the MV analyses used for the September 30, 2014 evaluation, but only with respect to updating the historical Infinite/OCC and EDNet financial data used in those analyses, to reflect estimated actual revenues and financial results through September 30, 2015. Based on the modified September 30, 2014 valuation resulting from the above, we recorded a $2.4 million impairment loss on goodwill and other intangible assets for the nine and three months ended June 30, 2015. This impairment loss was further allocated as $2.3 million for Infinite/OCC goodwill and other intangible assets and $100,000 for EDNet goodwill. The $2.3 million impairment loss for Infinite/OCC goodwill and other intangible assets was further allocated as $2.1 million for Infinite goodwill, $100,000 for OCC goodwill and $100,000 for OCC intangible assets (customer list).

Since the closing ONSM share price increased from $0.16 per share as of September 30, 2014 to $0.19 per share as of June 30, 2015, we concluded that there were no conditions with respect to our market capitalization as of June 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units.

Based on information compiled thus far, Infinite/OCC and EDNet revenues have continued to decline throughout the remainder of fiscal 2015 as well as during the first five months of fiscal 2016, as compared to the respective prior year periods. In addition, on December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers, representing historical annual revenues of approximately $2.7 million – see note 6. As of April 5, 2016, we are seeking to enter into further sales agreements for proceeds of up to $772,500. Our June 30, 2015 valuation did not incorporate information with respect to the December 2015 sale of Infinite customers or the currently contemplated additional sale of Infinite customers, since we determined that such information did not meet the “known or should have known as of the valuation date” criteria for inclusion in that valuation.

An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will still be performed as part of preparing our September 30, 2015 financial statements. Any material difference between the results of that impairment review as of September 30, 2015 and the interim impairment review performed by management as of June 30, 2015, as described above, will be evaluated with respect to whether a modification of the June 30, 2015 results is required, although management does not currently have reason to expect any such modification will be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	June 30, 2015			September 30, 2014
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
			Net Book Value			Net Book Value	Useful Lives (Yrs)
	Historical Cost			Historical Cost

Equipment and software	$11,122,581	$(10,838,098)	$284,483	$11,086,319	$(10,687,925)	$398,394	1-5
DMSP	6,218,319	(5,827,013)	391,306	6,212,019	(5,702,817)	509,202	5
Other capitalized internal use software	2,534,802	(1,653,264)	881,538	2,302,688	(1,475,840)	826,848	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	625,433	(584,696)	40,737	623,443	(567,389)	56,054	2-7
Totals	$21,869,247	$(20,271,183)	$1,598,064	$21,592,581	$(19,802,083)	$1,790,498

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of June 30, 2015 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of June 30, 2015, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release.

As of June 30, 2015 we have capitalized as part of other internal use software approximately $1.9 million of employee compensation and other costs for the development of webcasting applications. As of June 30, 2015, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000 and $251,000 placed in service in October 2013 and July 2014, respectively, for enhancements to that new release.

All capitalized development costs placed in service are being depreciated over five years. Depreciation and amortization expense for property and equipment was approximately $469,000 and $565,000 for the nine months ended June 30, 2015 and 2014, respectively, and was approximately $142,000 and $182,000 for the three months ended June 30, 2015 and 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	June 30, 2015	September 30, 2014

New Sigma Note	$1,358,000	$-
Sigma Note 1 (excluding portion in notes payable)	-	395,000
Sigma Note 2	-	551,741
Sigma Notes (excluding portion in notes payable)	1,358,000	946,741
Rockridge Note	400,000	400,000
Fuse Note (excluding portion in notes payable)	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	2,158,000	1,746,741
Less: discount on convertible debentures	(100,751)	(113,789)
Convertible debentures, net of discount	2,057,249	1,632,952
Less: current portion, net of discount	(919,261)	-
Convertible debentures, net of current portion and discount	$1,137,988	$1,632,952

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

On February 28, 2014, the terms of Sigma Note 1 were amended so that principal and interest payments otherwise due on Sigma Note 1, starting with the December 31, 2013 payment and ending with the September 30, 2014 payment, were eliminated and replaced with monthly principal and interest payments on the last day of October and November 2014 plus a final principal and interest payment on the December 18, 2014 maturity date of Sigma Note 1. As part of a September 15, 2014 agreement with Sigma, this payment schedule was replaced by our agreement to pay Sigma all principal plus accrued interest on December 31, 2014. On December 31, 2014, we entered into an agreement with Sigma whereby we paid Sigma all accrued interest due on Sigma Notes 1 and 2 through that date, which were then cancelled and replaced with a new note payable to Sigma in the principal amount of $1,358,000 (the “New Sigma Note”) and having a maturity date of June 30, 2015. Interest on the New Sigma Note, payable in cash monthly, was initially 21% per annum, reduced to 17% per annum in December 2015, in connection with an amendment to the note and other related agreements discussed in more detail below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

On April 30, 2015 we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet.

On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay the approximately $173,000 of outstanding principal balance on one of the Working Capital Notes plus approximately $20,000 of the accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma Capital Advisors, LLC (“Sigma Capital”) up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

On December 17, 2015, we made a $1.0 million payment to Sigma against the outstanding principal balance of the New Sigma Note, reducing the remaining outstanding principal balance on the Note to $583,000. On December 22, 2015, we entered into certain agreements with Sigma and Sigma Capital, which included an amendment to the New Sigma Note. As a result of these agreements, the outstanding balance of the New Sigma Note was increased to $600,000, to reflect a one-time administrative fee of $17,000, and we also reimbursed $3,500 of Sigma’s legal expenses related to the transactions. The maturity date of the remaining balance due under the New Sigma Note was extended from April 15, 2016 to December 31, 2016 and as a result $583,000 of the New Sigma Note is classified as non-current on our June 30, 2015 balance sheet, with the remaining amount classified as current.

As part of the December 22, 2015 agreements, the interest rate on the New Sigma Note was reduced from 21% to 17% per annum, the monthly advisory fee payable to Sigma Capital was reduced from $12,500 to $10,000 and the following obligations to Sigma Capital were eliminated – (i) future monthly damages payable for late SEC filings which were initiated as part of an April 30, 2015 agreement with Sigma and Sigma Capital and (ii) the third and final installment of the fee incurred by us as a result of a previous extension of the maturity date of the New Sigma Note to April 15, 2016, and which would have been $50,000 payable on December 15, 2015. We have agreed, regardless of the early repayment of the New Sigma Note, to pay a minimum aggregate amount of $100,000 of monthly advisory fee payments to Sigma Capital as scheduled, starting with the January 15, 2016 payment of $10,000.

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

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

The collateral and payment priority for the New Sigma Note are unchanged from Sigma Notes 1 and 2. Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). However, this early repayment requirement did not apply to the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners – see note 6 -  and does not apply to up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter - see note 1. Also, the December 22, 2015 transactions with Sigma and Sigma Capital include (i) their agreement to limit to $1.0 million the required principal repayment against the New Sigma Note arising from the $2.1 million proceeds we received in December 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners, and which $1.0 million we paid Sigma on December 17, 2015 and (ii) their consent to our receipt of future proceeds of up to an additional $772,500 from Revenue Sales without requiring further principal repayments against the New Sigma Note. Revenue Sales are defined in our agreements with Sigma as “financing from a private placement structured in a separate legal entity collateralized by a portion of our Infinite operations”.

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

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

Effective February 28, 2014, a portion of the value of the common shares issued and the fees paid in connection with Sigma Note 2, aggregating $124,655, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the amortization of the allocated portion of the common shares issued and the fees paid in connection with the February 28, 2014 Sigma Note 2 agreement were combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing and the June 2013 amendment, the resulting effective interest rate of Sigma Note 1 as of February 28, 2014 was approximately 66% per annum.

In connection with the September 15, 2014 agreement we issued 53,000 restricted common shares to Sigma and 22,000 restricted common shares to Sigma Capital and we also paid Sigma Capital a $15,000 cash fee and paid Sigma $4,000 as reimbursement of legal expenses. A portion of the value of the common shares issued and the fees paid in connection with the September 15, 2014 agreement with Sigma, aggregating $12,355, was allocated to Sigma Note 1 and that amount was amortized as interest over the remaining term of Sigma Note 1. When the amortization of the common shares issued and the fees paid in connection with the September 15, 2014 Sigma agreement were combined with the amortization of the remaining unamortized discount arising from the initial March 2013 Sigma Note 1 financing, the June 2013 amendment and the February 2014 amendment, the resulting effective interest rate of Sigma Note 1 as of September 15, 2014 was approximately 63% per annum.

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. There was no remaining unamortized discount from previous Sigma transactions as of December 31, 2014. The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement, aggregating $299,578, were amortized as interest based on the initial six month term of the New Sigma Note, resulting in an effective interest rate of approximately 65% per annum for the period from January 1, 2015 through April 30, 2015.

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. The April 30, 2015 agreement also required us to pay liquidated damages for late SEC filings and in accordance with that requirement we paid Sigma Capital an aggregate of $17,500 for such damages from April 30, 2015 through June 30, 2015 and another $50,000 for such damages after that date through November 27, 2015, the last payment date before the agreement to pay such damages was cancelled. When the amortization of the fees and expenses we agreed to pay in connection with the April 30, 2015 Sigma agreement, including the anticipated liquidated damages for late SEC filings, such items aggregating $121,500, were combined with the amortization of the remaining unamortized discount arising from the December 31, 2014 financing, the resulting effective interest rate of the New Sigma Note as of May 1, 2015 was approximately 57% per annum.  This effective interest rate does not include the impact if an early repayment was required, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

As part of the September 21, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 fee (added to the loan principal balance), (ii) paid Sigma $7,500 as reimbursement of legal expenses, (iii) agreed to make an additional advisory fee payment to Sigma Capital of $2,500 on October 15, 2015, and (iv) agreed, in consideration of the loan maturity date extension from October 15, 2015 to April 15, 2016, to pay fees to Sigma Capital aggregating $175,000 in three monthly installments from October 15, 2015 through December 15, 2015 (of which we paid $125,000, with the remaining $50,000 obligation cancelled as part of the December 22, 2015 agreement with Sigma as discussed above) and to make additional advisory fee payments to Sigma Capital aggregating $75,000 in monthly installments from November 15, 2015 through April 15, 2016 (of which we paid $25,000, with the remaining $50,000 obligation cancelled and replaced with a new advisory fee obligation as part of the December 22, 2015 agreement with Sigma as discussed above).

The unamortized portion of the debt discount recorded against the New Sigma Note was $75,865 as of June 30, 2015. The unamortized portion of the debt discount recorded against Sigma Note 1 was $98,494 (including $53,150 related to the portion of that debt classified as a note payable) as of September 30, 2014.

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

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its December 2014 modification versus the present value of the cash flows under the payment terms in place one year earlier, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case would be the terms in place as of June 14, 2013 (with respect to the portion of the New Sigma Note issued to cancel Sigma Note 1) and February 28, 2014 (with respect to the portion of the New Sigma Note issued to cancel Sigma Note 2, and in which case the inception date of Sigma Note 2 was used). ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective December 31, 2014 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or we are sold, and since the ONSM closing price of $0.21 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its April 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case would be the terms in place as of February 28, 2014. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective April 30, 2015 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or we are sold, and since the ONSM closing price of $0.14 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

In connection with the above financing, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the New Sigma Note, with the principal being payable and accruing interest under the terms of the New Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through the date that all amounts we owe Sigma are repaid.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note 2 (continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

We made subsequent principal and interest payments, primarily on a monthly basis, which reduced the outstanding balance of the Rockridge Note to $400,000 as of June 30, 2015 and September 30, 2014. This remaining balance, per our latest agreement with Rockridge dated December 16, 2015, has a Maturity Date of December 31, 2016 and as a result is classified as non-current on our June 30, 2015 and September 30, 2014 balance sheets. We continue to pay interest on a monthly basis. The Rockridge Note also provides that we will pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

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

Our December 31, 2014 agreement with Rockridge, in exchange for an extension of the Maturity Date, increased the origination fee by 50,000 Shares (to the 666,667 Shares as discussed above). This increase had a fair market value of approximately $10,500, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we recorded as interest expense (as well as a corresponding increase in additional paid-in capital) for the nine months ended June 30, 2015 (zero for the three months then ended). Since there was no remaining unamortized discount with respect to the Rockridge Note as of December 31, 2014, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

Our April 30, 2015 agreement with Rockridge, in exchange for an extension of the Maturity Date to October 15, 2015, increased the origination fee by 30,000 Shares, for an aggregate adjusted total of 696,667 Shares. Our August 18, 2015 agreement with Rockridge, in exchange for an extension of the Maturity Date to April 15, 2016 increased the origination fee by 50,000 Shares, for an aggregate adjusted total of 746,667 Shares. Our December 16, 2015 agreement with Rockridge, in exchange for the most recent extension of the Maturity Date to December 31, 2016, increased the origination fee by 70,000 Shares, for an aggregate adjusted total of 816,667 Shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability was also $75,000 as of June 30, 2015. Although as a result of the latest extension of the Maturity Date discussed above, the Shortfall Payment is not due until December 31, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the second tranche of 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012 and ending when the remaining unamortized discount of $43,620 was written off as a debt extinguishment loss in February 2014. The fair market value of the third tranche of 25,000 origination fee Shares arising from the September 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $5,250 during the year ended September 30, 2014. The fair market value of the fourth tranche of 50,000 origination fee Shares arising from the December 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $10,500 during the nine months ended June 30, 2015 (zero for the three months then ended). Corresponding increases in additional paid-in capital were also recorded for the value of the Shares.

The fair market value of the fifth tranche of 30,000 origination fee Shares arising from the April 2015 Allonge was inadvertently not recorded as of June 30, 2015. We have concluded that this omission is immaterial for adjustment to those financial statements and therefore, the issuance will be recognized as interest expense of $4,200 during the three months ended September 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

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

Upon notice from Rockridge at any time and from time to time prior to the Maturity Date the outstanding principal balance may be converted into a number of restricted shares of our common stock. These conversions are subject to a minimum of one month between conversion notices (unless such conversion amount exceeds $25,000) and will use a conversion price of eighty percent (80%) of the fair market value of the average closing bid price for our common stock for the twenty (20) days of trading on The NASDAQ Capital Market (or such other exchange or market on which our common shares are trading) prior to such Rockridge notice, but such conversion price will not be less than $2.40 per share.  We will not effect any conversion of the Rockridge Note, to the extent Rockridge and Frederick Deluca (who died on September 14, 2015), after giving effect to such conversion, would beneficially own in excess of 9.9% of our outstanding common stock, although such limitation may be waived by Rockridge upon not less than sixty-one (61) days prior written notice to us and provided such waiver would not result in a violation of the NASDAQ shareholder approval rules.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

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

Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016, but $100,000 of the note was repaid on December 16, 2015. Accordingly $100,000 of this note balance, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of June 30, 2015 as a result of the accretion of $4,000 as interest expense for the nine months then ended.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

The $20,000 due diligence fee earned by the noteholder in connection with the February 28, 2015 amendment was recorded as a discount against the Fuse Note and is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 21% per annum.

The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $14,041 (of which $1,276 relates to the $20,000 portion of the Fuse Note included in the “Notes and Leases Payable” section below) and $6,446 as of June 30, 2015 and September 30, 2014, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is reflected as a liability on our June 30, 2015 and September 30, 2014 balance sheets.

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

As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended and which increased to approximately $125,000 as of June 30, 2015 as a result of the accretion of approximately $17,000 as interest expense for the nine months then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of June 30, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	June 30, 2015	September 30, 2014

Line of Credit Arrangement	$1,650,829	$1,650,829
Sigma Note 1 (excluding portion in convertible debentures)	-	592,599
Working Capital Notes	617,727	592,727
Subordinated Notes	192,500	250,000
Intella2 Investor Notes (excluding portion in convertible debentures)	215,000	250,000
Fuse Note (excluding portion in convertible debentures)	20,000	-
Investor Notes	-	175,000
USAC Note	212,534	56,229
Equipment lease	13,220	25,523
Total notes and leases payable	2,921,810	3,592,907
Less: discount on notes payable	(20,886)	(125,847)
Notes and leases payable, net of discount	2,900,924	3,467,060
Less: current portion, net of discount	(2,421,141)	(2,451,681)
Notes and leases payable, net of current portion and discount	$479,783	$1,015,379

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”), which arrangement has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. Mr. Leon Nowalsky, a member of our Board, is also a founder and board member of the Lender. Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our June 30, 2015 balance sheet, since the outstanding balance at that date could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on that balance sheet, as well as our September 30, 2014 balance sheet.

The Modification also provides that, if no Default or Event of Default, as defined in the Modification, shall have occurred and be continuing as of the Maturity Date, and upon our notice and request to Lender sent per the timing and other requirements in the Modification, Lender shall (in good faith) engage in, and conclude as quickly as commercially reasonable, negotiations with us to extend the Maturity Date by up to an additional twelve months (i.e., through December 31, 2018). The Modification also changed a number of the other terms of the Line, as discussed below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

Prior to the Effective Date, the outstanding balance bears interest at 12.0% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default. Accordingly, as of the Effective Date, the outstanding balance bears interest at 11.0% per annum.

Under the terms of the Line, we also incur a monitoring fee and a commitment fee, which fees were unchanged by the Modification. The monitoring fee is one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly in arrears, and the commitment fee is one percent (1%) per year of the maximum allowable borrowing amount, payable annually in advance.

The terms of the Line prior to the Effective Date required that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), although this was never implemented. This requirement continues after the Effective Date, including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year. The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of April 5, 2016 these provisions have not been implemented, the Modification also provides that our lack of such compliance will not be considered a Default or Event of Default during the first sixty (60) days after the Effective Date, provided that we are making reasonable progress towards such compliance. We believe that we are making such progress, and have not received any notification from the Lender to the contrary, as of April 5, 2016.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through February 19, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. The Modification allows our receivable from any single party, including Partners, to be considered an Eligible Receivable to the extent that (i) the aggregate of all accounts receivable from such party and its affiliates does not exceed thirty percent (30%) of all Eligible Receivables (all Eligible Receivables for this purpose including the portion of the our accounts receivable from such party that is ultimately considered to be an Eligible Receivable) then owed by all of our account debtors and (ii) it meets all of the other requirements for eligibility as set forth in the Line.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provides that notwithstanding any other provisions of the Line or the Modification, such condition will not be considered a Default or an Event of Default, and Lender will agree to make advances to us thereunder based on the Borrowing Base plus the amount determined per the following schedule (the “Allowable Overadvance”): February 10-27, 2016 ($300,000); February 28 – March 30, 2016 ($275,000); March 31 – April 29, 2016 ($250,000); April 30 – May 30, 2016 ($200,000); May 31 – June 29, 2016 ($150,000); June 30 – July 30, 2016 ($100,000) and zero as of July 31, 2016 and thereafter. As of February 19, 2016, the outstanding balance under the Line was approximately $1,650,000, which exceeded the Borrowing Base (before considering the Allowable Overadvance) by approximately $221,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2015. The Modification provides that effective January 1, 2016 and thereafter, the Covenant will require that our net income or loss, adjusted to (i) add back all non-cash expenses as well as cash interest expense and (ii) subtract cash distributions and/or cash dividends paid during such period, be equal to or greater than 1.2 times the sum of cash payments for interest and debt principal payments. The Modification also provides that we will not declare or pay any dividends or distributions on any equity interest, if before or after such event an Event of Default or Default, as defined in the Modification, would exist. Both before and after the Modification, the terms of the Line allow us to achieve compliance with the Covenant by (i) including any excess of adjusted net income over the amount of adjusted net income required to comply with the Covenant in the preceding two quarters or (ii) adding to adjusted net income the proceeds from subordinated debt or equity sales meeting defined conditions, and received within certain time frames extending prior to, and in some cases subsequent to, the relevant date of determination, all as set forth in the Line and the Modification. The Modification also explicitly allows, subject to Lender’s prior consent, proceeds from our sales of revenues/customer accounts to a separate legal entity and received within a time frames extending six months prior to, and one month subsequent to, the relevant date of determination, to be added to adjusted net income for purposes of the Covenant.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The Modification provides that, without limiting any other rights and remedies provided by the terms of the Line or otherwise available to the Lender, the Lender may exercise one or more of certain rights and remedies, as listed in the Amendment, during the existence of any uncured Default (upon not less than five days prior written notice by Lender) or Event of Default which has not been waived in writing by Lender. Lender’s rights to exercise such rights and remedies will end if and when all of Debtors’ obligations to Lender in connection with the Line have been satisfied. The rights and remedies listed in the Amendment include, but are not limited to: (i) verify the validity and amount of, or any other matter relating to, the accounts by mail, telephone, telegraph or otherwise, (ii) notify all account debtors that the accounts have been assigned to Lender and that Lender has a security interest in the accounts, (iii) direct all account debtors to make payment of all accounts directly to Lender or the Lockbox Account (iv) in any case and for any reason, notify the United States Postal Service to change the addresses for delivery of mail addressed to us to such address as Lender may designate, as well as receive, open and dispose of all such mail, provided that Lender shall promptly forward to us any such items not related to the accounts, (v) exercise all of our rights and remedies with respect to the collection of accounts, (vi) settle, adjust, compromise, extend, renew, discharge or release accounts, for amounts and upon terms which Lender considers advisable and (vii) sell or assign accounts on such terms, for such amounts and at such times as Lender deems advisable.

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

Working Capital Notes

During October and November 2013 we obtained aggregate net financing proceeds of approximately $246,000 from the issuance of partially secured promissory notes to three investors (the “Working Capital Notes”), with an initial aggregate outstanding balance of $620,000 bearing interest at 15% per annum. The proceeds of the three Working Capital Notes were used to repay (i) $126,000 outstanding principal and interest due on the CCJ Note issued by us on December 31, 2012, (ii) $71,812 outstanding principal and interest due on a Subordinated Note issued by us on June 1, 2012 and (iii) $26,000 outstanding principal and interest due on an Investor Note issued by us on January 2, 2013. In addition, $125,000 in origination fees and $25,000 for a funding commitment letter were deducted from the proceeds of the Working Capital Notes.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The three Working Capital Notes originally called for payments of interest only during the first six months (in two quarterly payments), approximately 50% of the principal in equal monthly payments plus interest during the next eleven months and the remaining 50% of the principal balance due eighteen months after the Working Capital Note issuance date. They also provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, the Working Capital Notes are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result this Working Capital Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date. Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our June 30, 2015 balance sheet and the remaining $118,000 balance is classified as current.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. We did not make these principal or interest payments when due on May 4, 2015, but we continued to accrue interest expense after that point on the outstanding note balances at the stated interest rate through June 30, 2015.

As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these other two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Although these additional funds loaned by Sigma had an April 15, 2016 maturity date, these funds were not loaned until after the issuance of our September 30, 2014 financial statements, and therefore this Working Capital Note was, and remains, classified as current on our September 30, 2014 balance sheet. Furthermore, since the portion of the New Sigma Note classified as current on our June 30, 2015 balance sheet is based on the net of the $1,000,000 principal repayment made to Sigma on December 22, 2015 and the $225,000 loan received from Sigma on September 21, 2015, this Working Capital Note is classified as current on our June 30, 2015 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Since this extension was not negotiated until after the issuance of our September 30, 2014 financial statements, this Working Capital Note was, and remains, classified as current on our September 30, 2014 balance sheet. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and as a result, it is classified as non-current on our June 30, 2015 balance sheet.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date, which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $108,000 as of June 30, 2015 as a result of the accretion of approximately $20,000 as interest expense for the nine months then ended.

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our June 30, 2015 balance sheet. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of April 16, 2016, which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our June 30, 2015 balance sheet. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

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

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the nine months ended June 30, 2014 (zero for the three months then ended), in connection with the use of a portion of the proceeds to repay previously outstanding debt, as discussed above. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the initial term of the Working Capital Notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum.

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

Since no additional consideration was paid from the end of their initial terms in April and May 2015, until they were repaid and/or renegotiated in September 2015, the effective interest rate on the other two Working Capital during that period was the stated interest rate of 15.0% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $18,398 and $50,624 as of June 30, 2015 and September 30, 2014, respectively.

In connection with the October 15, 2015 agreements extending the maturity date of two of the Working Capital Note with amended principal balances aggregating $465,000 to July 15, 2016, we agreed to issue an aggregate of 55,000 restricted common shares to the noteholders, such shares having a fair value of approximately $10,000. 25,000 of those shares have not been issued as of April 5, 2016.

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $192,500 and $250,000 was outstanding as of June 30, 2015 and September 30, 2014, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014.  We did not make the principal payment when it was due on October 31, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. This note was amended effective February 28, 2015 to extend the maturity date to March 1, 2016 and as a result this note is classified as non-current on our September 30, 2014 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

The February 28, 2015 amendment also provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $110,000, for the effect of a $10,000 due diligence fee earned by the noteholder in connection with the amendment. We determined this fee to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendment. Since there was no remaining unamortized discount with respect to this note as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

This note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, but since it was paid in full on December 16, 2015, it is classified as current on our June 30, 2015 balance sheet. In connection with the October 15, 2015 amendment, we issued 20,000 restricted common shares to the noteholder, such shares having a fair value of approximately $4,000.

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

We did not make the principal payments when due in October 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015 we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. As a result such remaining principal is classified as non-current on our September 30, 2014 balance sheet. The amendments increased the aggregate outstanding principal balance to $82,500, for the effect of due diligence fees aggregating $7,500 earned by the noteholders in connection with the amendments. We determined these fees to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendments. Since there was no remaining unamortized discount with respect to these notes as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

The February 28, 2015 amendments also reduced the interest rate to 18% per annum, provide us with a one-time credit to make the change effective with the inception of the note and establish that future interest would be paid quarterly, at 12% per annum, commencing June 30, 2015. The amendments further provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

These notes were further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, but an aggregate of $52,500 was paid against the outstanding balances on December 16, 2015. Accordingly $52,500 of these note balances, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.  In connection with the October 15, 2015 amendments, we issued an aggregate of 22,500 restricted common shares to the noteholders, such shares having a fair value of approximately $4,000.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was none and $4,166 as of June 30, 2015 and September 30, 2014, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $60,000 representing the aggregate outstanding principal on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to another two of the Intella2 Investor Notes, which had aggregate outstanding principal of $250,000 and included the Intella2 Investor Note held by Fuse and which were amended to extend the maturity date to March 1, 2016. As a result the principal balance of the two extended Intella2 Investor Notes is classified as non-current on our September 30, 2014 balance sheet. The amendments increased the aggregate outstanding principal balance on those two Intella2 Investor Notes to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments, although the portion of the principal balance convertible to common shares remains at $200,000. The amendments also provided that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest will be repaid within thirty days of the receipt of such proceeds.

Effective October 15, 2015 the Intella2 Investor Note held by Fuse with an outstanding principal balance of $220,000 was further amended, extending the maturity date to July 15, 2016, but $100,000 of the note was repaid on December 16, 2015. Accordingly $100,000 of this note balance, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

The fifth of the five Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of April 5, 2016. We have continued to accrue interest expense after the maturity date through June 30, 2015 on the outstanding balance at the stated interest rate.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Intella2 Common Stock was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended, increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended and increased again to approximately $66,000 as of June 30, 2015 as a result of the accretion of approximately $3,000 as interest expense for the nine months then ended. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of June 30, 2015.

We paid (i) financing fees in cash of $16,000 to a third-party agent, related to $200,000 of this financing, and (ii) a commission of 100,000 unrestricted common shares to another third-party agent, which is related to the entire $350,000 cash portion of the financing as well as to potential additional financing which may be raised under these terms. The value of the Intella2 Common Stock, plus the value of common stock issued and cash paid for related financing fees and commissions, was reflected as a $117,400 discount against the Intella2 Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was partially amortized as interest expense over the term of the notes through June 30, 2013, resulting in an effective interest rate of approximately 26% per annum.

Although there was no difference between the present value of the cash flows of the November 30, 2012 Intella2 Investor Note held by Fuse after its March 19, 2013 modification versus the present value of the cash flows before the modification, under the provisions of ASC 470-50-40 ("Derecognition"), if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. Since the ONSM closing price was greater than the $0.50 per share conversion price at times during the ninety days prior to granting such conversion feature (although the ONSM closing price was below $0.50 at the time the conversion feature was granted), we determined that it was at least reasonably possible that the conversion feature would be exercised and thus determined the conversion feature to be substantive. Accordingly, we wrote-off of the portion of remaining unamortized discount related to the Intella2 Investor Note held by Fuse as a non-cash debt extinguishment loss as of March 31, 2013. As a result, the effective interest rate of the Intella2 Investor Note held by Fuse after March 31, 2013 is 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum through November 30, 2014, at which point it also reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $13,333 and $5,415 as of June 30, 2015 and September 30, 2014, respectively. The portion of this unamortized discount which related to the portion of this debt classified as a convertible debenture was $12,121 and none as of June 30, 2015 and September 30, 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Investor Notes

On November 30, 2012 we received $175,000, and on January 2, 2013 we received $25,000, such amounts aggregating $200,000 pursuant to unsecured promissory notes issued to five investors (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We did not make the principal payments on the Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through June 30, 2015. During November 2013 we paid the $25,000 outstanding principal on one of the Investor Notes plus all accrued interest through that date. During March 2015 we paid the $175,000 aggregate outstanding principal on the four remaining Investor Notes plus all accrued interest through that date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

This repurchase liability increased by approximately $6,000 to approximately $27,000 as of September 30, 2014, as a result of the following transactions recorded for the year then ended: (i) the accretion of $10,000 as net interest expense, including the reversal of previously accreted interest as a result of the shortfall reimbursement  described in the following item and (ii) the reversal of approximately $4,000 of the obligation initially accrued on November 30, 2012 to repurchase 5,000 shares of the Investor Common Stock, such reversal resulting from our reimbursement of the shortfall upon the holder’s documentation of its resale of those shares in the market, which reimbursement we recorded as interest expense aggregating approximately $3,200 in the year ended September 30, 2014.

The repurchase liability decreased by approximately $19,000 to approximately $8,000 as of June 30, 2015, as a result of the following transactions recorded for the nine months then ended: (i) the net reduction of accreted interest expense by $8,000, primarily the reversal of previously accreted interest as a result of the shortfall reimbursement  described in the following item and (ii) the reversal of approximately $11,000 of the obligation initially accrued on November 30, 2012 to repurchase 25,000 shares of the Investor Common Stock, such reversal resulting from our reimbursement of the shortfall upon the holders’ documentation of their resale of those shares in the market, which reimbursements we recorded as interest expense aggregating approximately $16,000 in the nine months ended June 30, 2015.

This approximately $8,000 liability is equal to the potential repurchase of the remaining 10,000 shares of Investor Common Stock at $0.80 per share. The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Investor Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of June 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum through November 30, 2014, at which point it reduced to 12% per annum. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was none and $12,492 as of June 30, 2015 and September 30, 2014, respectively.

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

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending June 30:
2016	$3,391,593
2017	1,688,217
Total minimum debt payments	$5,079,810

The Line is included in the table above as a $1,650,829 payment during the year ending June 30, 2016, based on its balance sheet classification as a current liability, although we have renewed the Line through December 31, 2017, with an option to extend it through December 31, 2018, as discussed in more detail under “Line of Credit Arrangement” above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of June 30, 2015 was approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

JUNE 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. Accordingly, except for the initial accrual in October 2010 as discussed below, we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to directors and officers”. This accrued liability has been reduced for the following actions:

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

2.     Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of February 19, 2016, the base salary payments to the Executives are approximately 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. The 14.5% shortfall cited above is before considering the impact of the two lump-sum payments made to the Executives in April and December 2015, as discussed below.

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

JUNE 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although as noted above we are presently classifying the accrual for the shortfall of the cash payments for compensation to the Executives versus the contractual compensation amounts as a non-cash expense, the October 2010 accrual for the initial shortfall of $147,000 was not classified as a non-cash expense. Since none of the previous reductions of the executive compensation shortfall accrual through April 2015 resulted from a cash payment, we recorded the $125,000 cash payment in April 2015 against the accrued liability for the executive compensation shortfall without any further impact on cash or non-cash compensation expense for the nine and three months ended June 30, 2015.

An additional $125,000 in cash compensation ($25,000 per Executive) was paid in December 2015, which will reduce the previously accrued liability for unpaid compensation and will also result in a corresponding reclassification between cash compensation and non-cash compensation expense.

Although, as of April 5, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares committed for issuance was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus $0.29 per share, we will reimburse the shortfall to the Executives in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date, which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.19 per share as of June 30, 2015, we recognized an approximately $51,000 reduction of non-cash compensation expense for the nine months ended June 30, 2015, which resulted in an approximately $170,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $272,000, or the equivalent in common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

As of June 30, 2015, the Executives have been issued an aggregate of 2,875,000 Executive Incentive Shares in accordance with the above, including shares earned for meeting financial objectives through fiscal 2014.

In addition to the above, we recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the nine months ended June 30, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Although our financial results for fiscal 2015 have not been finalized as of April 5, 2016, as of that date it appears possible that the fiscal 2015 financial objective for positive operating cash flow will not be met. However since the accrued compensation expense related to this item is approximately $18,000 as of June 30, 2015, it is considered immaterial for adjustment prior to finalization of the fiscal 2015 financial results.

None of the shares recorded on our financial statements through June 30, 2015 and related to the financial objectives for fiscal 2015 have been issued as of April 5, 2016. Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of April 5, 2016, it is probable that this objective was not met.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments

As of June 30, 2015, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options.

The three-year operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. We have included the lease payments for such renewal period in the table of future minimum lease payments as presented below. As of April 5, 2016, we are in negotiations with the landlord with respect to the terms of our continuing tenancy at that location.

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

The operating lease for our office space in Colorado Springs, Colorado, a short-term lease with a remaining maturity of less than one year, has a monthly base rental of approximately $1,200.

Total rental expense (including executory costs) for all operating leases was approximately $610,000 and $589,000 for the nine months ended June 30, 2015 and 2014, respectively, and was approximately $206,000 and $201,000 for the three months ended June 30, 2015 and 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending June 30:
2016	$445,124
2017	364,108
2018	282,972
2019	88,724
Total minimum lease payments	$1,180,928

The capital leases included in Notes Payable (see note 4) were immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas, Iowa and Minnesota. Approximately $3,000 in aggregate per month of our payments to these facilities is classified by us as rental expense with the approximately $19,000 per month remaining balance classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitments below.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $1.9 million, approximately $1.1 million of that commitment related to the one year period ending June 30, 2016 and the balance of such commitment related to the period from July 2016 through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY

Common Stock

We recorded the issuance of 375,000 Executive Incentive Shares, valued at approximately $71,000, in our financial statements for the nine months ended June 30, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and these shares were earned by the Executives and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow will be met and these shares will be earned by the Executives - see note 5. The value of these shares is being recognized as compensation expense paid with common shares and other equity over the relevant service periods. During the nine months ended June 30, 2015, we also reversed 125,000 Executive Incentive Shares, valued at approximately $22,000, that were recorded in our financial statements for the three months ended September 30, 2014. This represented a financial statement matter only, as these shares were never issued to the Executives, and was considered to be immaterial for any prior period adjustment.

During the nine months ended June 30, 2015 we issued 480,000 unregistered common shares for consulting and advisory services valued at approximately $76,000, which are being recognized as professional fees expense over various service periods. None of these shares were issued to our directors or officers. Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $54,000 and $129,000 for the nine months ended June 30, 2015 and 2014, respectively.

As a result of previously recorded issuances of Executive Incentive Shares, as well as shares for financial consulting and advisory services, there remains approximately $6,000 and $54,000 in deferred equity compensation expense at June 30, 2015 and September 30, 2014, respectively, to be amortized over the remaining periods of service of up to three months. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

In accordance with the December 31, 2014 issuance of the New Sigma Note, we issued an aggregate of 100,000 common shares to Sigma and Sigma Capital, which were valued at approximately $20,000 and recorded as loan discount, which is being amortized as interest expense over the applicable financing period – see note 4.

In accordance with a December 31, 2014 extension of the Rockridge Note, we agreed to increase the loan origination fee by 50,000 common shares. Since these shares were committed to be issued by us as of June 30, 2015 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements as interest expense of approximately $11,000 for the nine months ended June 30, 2015 (zero for the three months then ended) – see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability on our financial statements as of that date. We recognized another approximately $11,000 of interest expense for the nine months ended June 30, 2015, which resulted in an approximately $109,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of April 5, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of June 30, 2015.

Variable Interest Entity (VIE)

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. After giving effect to our determination, as discussed below, that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction is reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the nine months ended June 30, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the nine and three months ended June 30, 2015. We were responsible for legal and consulting fees related to this transaction of approximately $114,000, approximately $69,000 of which was paid in cash and approximately $45,000 of which was paid with our common shares. These expenses are included as part of non-operating expenses (other (expense) income, net) for the nine months ended June 30, 2015 ($15,000 for the three months then ended).

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

In connection with the February 28, 2015 sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the Partners’ guaranteed return percentage decreased. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts. The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners interfering in any way with Infinite’s performance of its duties thereunder or communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

The MSA initially had a two year term expiring on February 28, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights as follows. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the expiration date of the MSA was extended. Partners has the right to terminate the MSA, effective immediately upon written notice to Infinite, in the event of the following: (i) an Infinite Event of Default or (ii) the sale by Partners of the Sold Accounts subject to the terms of the Membership Interest Option Agreement.

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

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm, which we expect will be approximately $15,000 to $20,000 per year. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the fees expected to be paid to the third-party accounting firm increased.

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

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE)  (continued)

Once it is determined that an entity is a VIE, and therefore is subject to consolidation, it must be determined whether we (the “reporting entity”) would be required to consolidate the VIE. ASC 810-10-25-38 provides that a reporting entity shall consolidate a VIE when the following reporting entity characteristics exist that establish that it has a controlling financial interest in the VIE:

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

•     The reporting entity has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the equity investors in Partners receive a minimum guaranteed return of their investment, they have no rights to receive any profits of the entity in excess of that amount. Such profits, through the mechanics of the contractual management fee in the MSA, as discussed above, are remitted to us. Furthermore, in connection with the February 28, 2015 sale Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.  As evidenced by the terms of these agreements, it is not intended or expected that the equity investors in Partners would participate in any losses of the entity.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

As required by ASC 810-10-25-38A, our evaluation of the two reporting entity characteristics listed above included an assessment of the reporting entity’s variable interest(s) and other involvements (including involvement of related parties and de facto agents), if any, in the VIE, as well as the involvement of other variable interest holders. The de facto agents of a reporting entity include the following parties: (i) an officer, employee, or member of the governing board of the reporting entity, (ii) a party that has an agreement that it cannot sell, transfer, or encumber its interests in the VIE without the prior approval of the reporting entity and/or (iii) a party that has a close business relationship like the relationship between a professional service provider and one of its significant clients. In accordance with the above, we considered the following as additional support for our determination that the reporting entity characteristics listed above exist:

•     The limited partners of Partners include two Onstream directors (one of whom is also the executive officer primarily responsible for Infinite’s operations) and two other officers of Onstream/Infinite (who are not Onstream or Infinite directors), resulting in total related party ownership of approximately 60% for the period from February 28, 2015 through December 15, 2015. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the number of limited partners increased and the related party ownership percentage decreased to approximately 25%. Another individual (not considered to be a related party with respect to those limited partners, Onstream or Infinite) serves as general partner, and is solely responsible for administering the activities of Partners as outlined above.

•     In connection with the February 28, 2015 sale, Infinite and Partners entered into a Membership Interest Option Agreement (“Option Agreement”) whereby we have the right for the two-year period through February 28, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the Purchase Price plus a premium, which premium increases on a pro-rata basis to 20% of the Purchase Price over the two year period, subject to a minimum premium of 10%. Starting six months after the Effective Date, Partners may sell the Sold Accounts to a third party, provide that they must provide us four month written advance notice of such sale during which four month period we have the right to exercise our rights under the Option Agreement. In the event we do not exercise our rights under the Option Agreement, and Partners sells the Customer Accounts to a third party, we are entitled to receive 50% of any excess of the sales price to the third party over what would have been our option price under the Option Agreement. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the expiration date of the Option Agreement was extended and the premium percentage decreased.

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

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Based on our determination that, for the period from February 28, 2015 through December 15, 2015, we exhibit the two reporting entity characteristics listed above, but prior to considering the impact of ASU 2015-02, we preliminarily concluded that we had a controlling financial interest in the VIE Partners during that period. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We elected to apply the provisions of ASU 2015-02 effective January 1, 2015. As a result of ASU 2015-02 (i) certain factors, focusing on fee arrangements between the VIE and the reporting entity, were added to those factors already required to be considered in evaluating the second of the two reporting entity characteristics listed above and (ii) such additional factors are allowed to be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. However, ASU 2015-02 also provides that if the fee arrangements (i) are designed in a manner such that the fee is inconsistent with the reporting entity’s role or the type of service and (ii) contain fees or payments that expose a reporting entity to risk of loss in the VIE, including those related to guarantees of the value of the assets or liabilities of a VIE and obligations to fund operating losses, then the additional factors identified in ASU 2015-02  may not be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. We concluded that since the terms of the MSA and the Make Whole Agreement, as described above for the period from February 28, 2015 through December 15, 2015, are consistent with the characteristics in the preceding sentence, the application of ASU 2015-02 would not change our preliminary conclusion that the second of the two reporting entity characteristics listed above is present and thus would not change our conclusion that we had a controlling financial interest in the VIE Partners during that period. Accordingly, we have concluded that in accordance with ASC 810-10-25-38, we are required to consolidate the VIE Partners as of June 30, 2015 and for the nine and three months then ended. We have not concluded as to whether we will be required to continue consolidating the VIE Partners as of December 16, 2015 and subsequently.

The assets of the VIE Partners, which after consolidation elimination entries are primarily accounts receivable from the Sold Accounts, can only be used to settle the obligations of the VIE Partners, including the obligation for the Management Fee payable to us in accordance with the MSA as discussed above. The liabilities of the VIE Partners, which after consolidation elimination entries do not include the Management Fee obligation but are primarily accrued distributions payable to the noncontrolling owners of Partners, are non-recourse to us, except that we are indirectly responsible for such liabilities as a result of our obligations under the Make Whole Agreement, as discussed above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Additional Sold Accounts”) to Partners. The Additional Sold Accounts represent historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $29,000 and we agreed to be responsible for the following ongoing expenses, effective December 16, 2015: (i) fees of the third-party accounting firm discussed above, expected to increase to approximately $25,000 to $30,000 per year, (ii) certain compensation and expense payments to the general partner, which we expect will be approximately $38,000 to $40,000 per year and (iii) certain other financial transaction expenses, which we expect will be approximately $25,000 per year.

In connection with the December 16, 2015 sale, Infinite and Partners entered into:

•     an Amended and Restated Make Whole Agreement (“Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts and the Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.2 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.0 million (or the equivalent in cash flow). All other terms of the Amended Make Whole Agreement were substantially the same as the terms of the Make Whole Agreement as discussed above.

•     an Amended and Restated Membership Interest Option Agreement (“Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts and the Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Amended Option Agreement were substantially the same as the terms of the Membership Interest Option Agreement as discussed above.

•     an Amended and Restated Management Services Agreement (“Amended MSA”) with a two year term expiring on December 16, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights. The Amended MSA provides that the Partners’ guaranteed return percentage be reduced to 30% per annum of the Purchase Price, with the first six months guaranteed regardless of whether we exercise our rights under the Amended Option Agreement or the Amended MSA is otherwise terminated. All other terms of the Amended MSA were substantially the same as the terms of the MSA as discussed above.

Effective December 16, 2015, we agreed to issue 200,000 unregistered common shares for professional management services rendered in connection with Partners, such shares having a fair value of approximately $38,000 and which will be recognized as other non-operating expense over a service period of twelve months.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The business activities of our Audio and Web Conferencing Services Group are primarily selling telephone related services to business customers, such as conference calling, voicemail, text messaging and network collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The business activities of our Digital Media Services Group are primarily selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are in the United States. Below are the results of operations by segment for the nine and three months ended June 30, 2015 and 2014 and total assets by segment as of June 30, 2015 and September 30, 2014.

	For the nine months ended June 30,		For the three months ended June 30,

	2015	2014	2015	2014
Segment revenue:
Audio and Web Conferencing Services	$8,234,973	$8,611,928	$2,736,365	$2,902,537
Digital Media Services	4,159,879	4,282,032	1,336,633	1,582,793
Total consolidated revenue	$12,394,852	$12,893,960	$4,072,998	$4,485,330

Segment operating income:
Audio and Web Conferencing Services	$2,411,303	$2,740,178	$722,787	$946,490
Digital Media Services	1,159,222	1,206,268	403,994	551,466
Total segment operating income	3,570,525	3,946,446	1,126,781	1,497,956
Depreciation and amortization	(549,287)	(662,667)	(167,881)	(227,456)
Corporate/unallocated shared expenses	(3,151,090)	(3,379,458)	(1,103,943)	(1,031,206)
Impairment loss on goodwill and other intangible assets	(2,400,000)	-	(2,400,000)	-
Gain from litigation settlement	-	741,554	-	741,554
Other expense, net	(1,387,224)	(1,651,171)	(368,661)	(620,726)
Net (loss) income	$(3,917,076)	$(1,005,296)	$(2,913,704)	$360,122

	June 30, 2015	September 30, 2014

Assets:
Audio and Web Conferencing Services Group	$7,840,295	$10,413,824
Digital Media Services Group	2,493,504	2,510,375
Corporate and unallocated	621,989	587,584
Total assets	$10,955,788	$13,511,783

Depreciation and amortization, as well as corporate and unallocated shared expenses, impairment loss on goodwill and other intangible assets, other expense, net, and gain from litigation settlement are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of June 30, 2015, we had issued options and warrants still outstanding to purchase up to 350,000 ONSM common shares, including 50,000 shares under Plan Options to financial and other consultants and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including the 2,875,000 Executive Incentive Shares issued plus the 375,000 Executive Incentive Shares expected to be issued, both as discussed in note 5) through June 30, 2015 and 50,000 outstanding financial consultant Plan Options as of June 30, 2015, there are 822,237 shares available for additional issuances under the Plan.

Details of employee, consultant, and director Plan Option activity under the Plan for the nine months ended June 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2014	481,185	$1.76
Granted during the period	-	$-
Expired or forfeited during the period	(481,185)	$1.76
Balance, June 30, 2015	-	$-

Exercisable at June 30, 2015	-	$-

As of June 30, 2015, there were outstanding and fully vested Plan Options issued to financial and other consultants for the purchase of 50,000 common shares, as follows:

	Number of common shares	Exercise price per share		Expiration Date
Issuance date			Type

November 2011	30,000	$0.92	Plan	Nov 2016
July 2012	20,000	$6.00	Plan	July 2016

Total common shares underlying financial consultant options as of June 30, 2015	50,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of June 30, 2015, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of common shares	Exercise price per share	Expiration Date
Description of transaction

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of June 30, 2015	300,000

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after June 30, 2015:

  Note 1 (impact of certain debt and other obligations coming due after June 30, 2015 and after June 30, 2016; funding commitment letter received after June 30, 2015; December 2015 agreement with Sigma to repay portion of New Sigma Note and to extend the maturity date on the balance; December 2015 sale of Infinite customer accounts to Partners; sale of additional Infinite customer accounts being negotiated as of April 5, 2016 and December 2015 agreement with Sigma with respect to proceeds from that transaction)

  Note 2 (patent application and issuance activity after June 30, 2015; December 2015 sale of Infinite accounts to Partners; sale of additional Infinite customer accounts being negotiated as of April 5, 2016; declining Infinite/OCC and EDNet revenues for remainder of fiscal 2015 and the first five months of fiscal 2016, as compared to the corresponding period of the previous year; impact of change in ONSM common share price through February 19, 2016)

  Note 4 (renewal of the Line in February 2016 and status of the Line after June 30, 2015, until such renewal; extensions and other modifications to various notes after June 30, 2015 including payment of fees in cash and shares; early repayment of certain notes after June 30, 2015; borrowings from Sigma and J&C after June 30, 2015;  impact of change in ONSM common share price through February 19, 2016)

  Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through April 5, 2016; issuance of Executive Incentive Shares after June 30, 2015; status of office lease renewal negotiations in Florida as of April 5, 2016; impact of change in ONSM common share price through February 19, 2016)

  Note 6 (status through April 5, 2016 of communications with respect to June 30, 2015 shortfall reimbursement obligation; December 2015 sale of Infinite customer accounts to Partners and related transactions, including issuance of common shares for management services)

During July 2015, we issued 200,000 unregistered common shares for investor relations and financial consulting services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the quarterly report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 77 full time employees as of April 5, 2016, with operations organized in two main operating groups:

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

Recent Developments

As of September 30, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) for principal and accrued interest aggregating $1,539,340. After our December 31, 2014 payment to Sigma of all accrued interest through that date, but no principal payments, we were obligated to Sigma under a secured note for $1,358,000, with future interest payable monthly at 21% per annum and the principal due on October 15, 2015 (the “New Sigma Note”). On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay approximately $173,000 of outstanding principal on one of the Working Capital Notes plus approximately $20,000 of accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). During December 2015 we repaid $1.0 million of the outstanding balance due on the New Sigma Note and entered into additional agreements with Sigma whereby the maturity date on the remaining balance was extended from April 15, 2016 to December 31, 2016 and the interest rate, as well as certain other fees, was reduced In the event of our default on the New Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share. See Liquidity and Capital Resources for further details with respect to our financing transactions with Sigma.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $69,000 for the cash portion of legal and consulting fees related to this transaction. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. Also, as a result of the reduction of our eligible accounts receivable arising from this sale, we expect the borrowing availability under our credit line with Thermo Credit LLC will decrease by up to approximately $155,000, which depending on other transactions affecting our eligible accounts receivable, may result in additional payments by us to reduce the outstanding principal balance of that credit line. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction are reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the nine months ended June 30, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the nine and three months ended June 30, 2015. See Liquidity and Capital Resources for the details of this and related transactions.

During December 2015, we received gross proceeds of approximately $2.1 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“Additional Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Additional Sold Accounts represent historical annual revenues of approximately $2.7 million - see note 6 for further details of this transaction, which resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the New Sigma Note discussed above. The December 2015 agreements with Sigma included their consent to our receipt of additional proceeds up to $772,500, without requiring accelerated principal repayments against the New Sigma Note, from similar sales of customer accounts and as of April 5, 2016, we are seeking to enter into further sales agreements up to that amount.

Since December 2007, we have had a line of credit arrangement with a financial institution under which we could borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. On February 10, 2016, we entered into a loan modification agreement  which extended the term of this line of credit arrangement through December 31, 2017– see Liquidity and Capital Resources for further details of this arrangement.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but at any time prior to April 30, 2016, we may extend the Funding Letter for another year, as discussed in more detail below. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. On December 29, 2015, J&C agreed that it would extend, immediately after requested in writing by us any time prior to April 30, 2016, the Funding Letter, for another year under the same terms, with the sole change being all dates and deadlines changed to be one year later than the above dates and deadlines, which include the effect of the September 22, 2015 amendment.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2015 was approximately $3.9 million, as compared to a net loss of approximately $1.0 million for the corresponding period of the prior fiscal year, an increase in our net loss of approximately $2.9 million, or 289.6%. The increased net loss was due to (i) a $2.4 million impairment loss on goodwill and other intangible assets recorded by us for the nine months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $742,000 gain from litigation settlement recorded by us for the nine months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015. In addition, for the nine months ended June 30, 2015, there was (i) an approximately $272,000, or 2.9%, decrease in gross margin, (ii) an approximately $238,000, or 2.5%, decrease in operating expenses and (iii) an approximately $242,000, or 15.8%, decrease in interest expense, all as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the three months ended June 30, 2015 was approximately $2.9 million, as compared to net income of approximately $360,000 for the corresponding period of the prior fiscal year, an unfavorable change of approximately $3.3 million. The unfavorable change was primarily due to (i) a $2.4 million impairment loss on goodwill and other intangible assets recorded by us for the three months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $742,000 gain from litigation settlement recorded by us for the three months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015. In addition, for the three months ended June 30, 2015, there was (i) an approximately $347,000, or 10.6%, decrease in gross margin and (ii) an approximately $262,000, or 41.5%, decrease in interest expense, all as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Nine months ended June 30,
	2015	2014
Revenue:
Audio and web conferencing	56.2%	55.4%
Webcasting	28.3	27.0
Network usage	10.1	11.2
DMSP and hosting	5.0	5.5
Other	0.4	0.9
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.6%	15.1%
Webcasting	7.2	7.1
Network usage	4.9	4.8
DMSP and hosting	0.7	0.9
Other	-	0.2
Total costs of revenue	27.4%	28.1%

Gross margin	72.6%	71.9%

Operating expenses:
Compensation (excluding equity)	44.7%	42.7%
Compensation (paid with equity)	1.6	3.3
Professional fees	7.0	8.0
Other general and administrative	15.9	13.5
Impairment loss on goodwill and other intangible assets	19.4	-
Depreciation and amortization	4.4	5.1
Total operating expenses	93.0%	72.6%

Loss from operations	(20.4)%	(0.7)%

Other (expense) income, net:
Interest expense	(10.4)%	(11.9)%
Debt extinguishment loss	-	(1.0)
Gain from litigation settlement		5.7
Other (expense) income, net	(0.8)	0.1
Total other (expense) income, net	(11.2)%	(7.1)%

Net loss	(31.6)%	(7.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the nine months ended June 30,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$12,394,852	$12,893,960	$(499,108)	(3.9)%
Total costs of revenue	3,401,001	3,627,860	(226,859)	(6.3)
Gross margin	8,993,851	9,266,100	(272,249)	(2.9)%

General and administrative expenses	8,574,416	8,699,112	(124,696)	(1.4)%
Impairment loss on goodwill and other intangible assets	2,400,000	-	2,400,000	N/A
Depreciation and amortization	549,287	662,667	(113,380)	(17.1)
Total operating expenses	11,523,703	9,361,779	2,161,924	23.1%

Loss from operations	(2,529,852)	(95,679)	2,434,173	2,544.1%

Other expense, net	(1,387,224)	(909,617)	477,607	52.5

Net loss	$(3,917,076)	$(1,005,296)	$2,911,780	289.6%

Revenues and Gross Margin

Consolidated operating revenue was approximately $12.4 million for the nine months ended June 30, 2015, a decrease of approximately $499,000 (3.9%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, but also due to decreased revenues of the Digital Media Services Group.

Audio and Web Conferencing Services Group revenues were approximately $8.2 million for the nine months ended June 30, 2015, a decrease of approximately $377,000 (4.4%) from the corresponding period of the prior fiscal year, primarily due to a decrease in the EDNet division’s network usage revenues, but also due to a decrease in the OCC division’s revenues.

The EDNet division’s network usage revenues were approximately $1.3 million for the nine months ended June 30, 2015, which represented a decrease of approximately $186,000 (12.9%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower usage of EDNet’s bridging services, with a corresponding decrease of approximately $121,000 in those billings for the nine months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $7.0 million for the nine months ended June 30, 2015, which represented a decrease of approximately $174,000 (2.4%) as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in the OCC division’s revenues.

The OCC division’s revenues were approximately $625,000 for the nine months ended June 30, 2015, which represented a decrease of approximately $137,000 (17.9%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower total free conferencing business (“TFCB”) revenue, which was approximately $153,000 for the nine months ended June 30, 2014, with no corresponding amount for the nine months ended June 30, 2015. We purchased the TFCB business as part of our November 30, 2012 acquisition of certain assets and operations of Intella2 Inc., a San Diego-based communications company Intella2. However, under the terms of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we transferred all TFCB customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

The Infinite division’s revenues of approximately $6.3 million for the nine months ended June 30, 2015 represented a decrease of approximately $37,000 (0.6%) as compared to the corresponding period of the prior fiscal year. This was primarily due to a decrease in average revenue per minute, which was approximately 5.5 cents for the nine months ended June 30, 2015, as compared to approximately 6.1 cents for the corresponding period of the prior fiscal year. This decrease in in average revenue per minute was partially offset by a 10.9% increase in the number of minutes billed by the Infinite division, which was approximately 121.6 million for the nine months ended June 30, 2015, as compared to approximately 109.7 million minutes for the corresponding period of the prior fiscal year.  The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute statistic is also calculated including revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s (and not Infinite’s) reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

Digital Media Services Group revenues were approximately $4.2 million for the nine months ended June 30, 2015, a decrease of approximately $122,000 (2.9%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting revenues.

DMSP and hosting revenues were approximately $614,000 for the nine months ended June 30, 2015, which represented a decrease of approximately $92,000 (13.0%) as compared to the corresponding period of the prior fiscal year. This decrease reflects competitive pressures resulting in the continuing decline in the number of customers using these products and services.

Webcasting division revenues increased by approximately $29,000 (0.8%) for the nine months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year. We produced approximately 3,100 webcasts during the nine months ended June 30, 2015, which was approximately 100 greater than the number of webcasts produced in the corresponding period of the prior fiscal year. The impact on revenue arising from the increased number of events was partially offset by a decrease in the average revenue per webcast event to $1,180 for the nine months ended June 30, 2015, which represented a decrease of $75, or 6.0%, as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s (and not webcasting’s) reported revenues.

We expect to shortly introduce and begin marketing a “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line. We have recently introduced the following audio and web conferencing products: (i) Onstream Meetings and (ii) Onstream Webinars, both of which feature fully integrated audio conferencing, allowing customers to interact from land based, mobile or desktop headsets (VOIP) as well as high definition Dolby audio.

Based on information compiled thus far, our consolidated fiscal 2015 revenues are less than our consolidated revenues for fiscal 2014, with such decrease primarily relating to audio and web conferencing revenue, network usage revenues and DMSP and hosting revenues. Based on information compiled thus far, our consolidated revenues for the first five months of fiscal 2016 are less than our consolidated revenues for the corresponding fiscal 2015 period, with such decrease primarily relating to audio and web conferencing revenue and DMSP and hosting revenues. However, we expect that because of our recent sales and marketing efforts, which include increased advertising and promotional expenditures, as well as new webcasting and audio and web conferencing products as discussed above, we could start to see some revenue growth by the end of fiscal 2016, as compared to the corresponding fiscal 2015 period, although this cannot be assured.

Consolidated gross margin was approximately $9.0 million for the nine months ended June 30, 2015, a decrease of approximately $272,000 (2.9%) from the corresponding period of the prior fiscal year. This decrease generally corresponds to the approximately $499,000 (3.9%) decrease in revenues for the corresponding period, as discussed above. However, our consolidated gross margin percentage increased to 72.6% for the nine months ended June 30, 2015, versus 71.9% for the corresponding period of the prior fiscal year. This increased percentage was primarily due to the percentage decrease in audio and web conferencing cost of sales being larger than the percentage decrease in audio and web conferencing revenues.

Effective June 2014, we renegotiated a supplier contract representing approximately $295,000 in annualized savings, which reduced our cost of sales by approximately $197,000 in aggregate for the first eight months of fiscal 2015, as compared to the corresponding prior year period. Effective June 2015, we again renegotiated the same supplier contract representing approximately $219,000 in annualized savings, which reduced our cost of sales by approximately $18,000 for the ninth month of fiscal 2015, as compared to the corresponding prior year period, and we expect will reduce our cost of sales by approximately $55,000 in aggregate for the last three months of fiscal 2015 as compared to the corresponding prior year period.

Operating Expenses

Consolidated operating expenses were approximately $11.5 million for the nine months ended June 30, 2015, an increase of approximately $2.2 million (23.1%) from the corresponding period of the prior fiscal year, due to (i) a $2.4 million impairment loss on goodwill and other intangible assets recorded by us for the nine months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $226,000, or 13.0%, increase in other general and administrative expenses as compared to the corresponding period of the prior fiscal year, such increases partially offset by (i) an approximately $223,000, or 53.4%, decrease in compensation paid with common shares and other equity and (ii) an approximately $168,000, or 16.3%, decrease in professional fees, both decreases as compared to the corresponding period of the prior fiscal year.

Since the September 30, 2014 impairment review, we have been reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review prior to the next scheduled annual review, which would be as of September 30, 2015. Those factors included, but were not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

Accordingly, we noted that, for the nine months ended June 30, 2015, and in particular for the three months then ended, the revenues for the operations associated with a material portion of our goodwill and other intangible assets, were declining, as compared to those revenues for the corresponding fiscal 2014 period. These declining revenues were for (i) audio and web conferencing (associated with Infinite/OCC) and (ii) network usage (associated with EDNet) and these declines were expected to continue past June 30, 2015. Based primarily on these expectations of future declining Infinite/OCC and EDNet revenues, we concluded that with respect to Infinite/OCC and EDNet, a triggering event had occurred as of June 30, 2015, which would require an interim impairment review. Accordingly, our management modified the DCF analyses for Infinite/OCC and EDNet as used for the September 30, 2014 evaluation to (i) reflect estimated actual revenues and financial results through February 29, 2016 and (ii) update the forecast revenues and financial results, in light of revised expectations with respect to declining Infinite/OCC and EDNet revenues, through the end of the forecast period utilized in the September 30, 2014 evaluation. Our management also updated the MV analyses used for the September 30, 2014 evaluation, but only with respect to updating the historical Infinite/OCC and EDNet financial data used in those analyses, to reflect estimated actual revenues and financial results through September 30, 2015. Based on the modified September 30, 2014 valuation resulting from the above, we recorded a $2.4 million impairment loss on goodwill and other intangible assets for the nine and three months ended June 30, 2015. This impairment loss was further allocated as $2.3 million for Infinite/OCC goodwill and other intangible assets and $100,000 for EDNet goodwill. The $2.3 million impairment loss for Infinite/OCC goodwill and other intangible assets was further allocated as $2.1 million for Infinite goodwill, $100,000 for OCC goodwill and $100,000 for OCC intangible assets (customer list).

Based on information compiled thus far, Infinite/OCC and EDNet revenues have continued to decline throughout the remainder of fiscal 2015 as well as during the first five months of fiscal 2016, as compared to the respective prior year periods. In addition, on December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers, representing historical annual revenues of approximately $2.7 million. As of April 5, 2016, we are seeking to enter into further sales agreements for proceeds of up to $772,500. Our June 30, 2015 valuation did not incorporate information with respect to the December 2015 sale of Infinite customers or the currently contemplated additional sale of Infinite customers, since we determined that such information did not meet the “known or should have known as of the valuation date” criteria for inclusion in that valuation.

An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will still be performed as part of preparing our September 30, 2015 financial statements. Any material difference between the results of that impairment review as of September 30, 2015 and the interim impairment review performed by management as of June 30, 2015, as described above, will be evaluated with respect to whether a modification of the June 30, 2015 results is required, although management does not currently have reason to expect any such modification will be required.

The increase in other general and administrative expenses was primarily due to an increase in advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements primarily under other general and administrative expenses but also under professional fees. These expenses were approximately $707,000 and $477,000 for the nine months ended June 30, 2015 and 2014, respectively, representing an increase of $230,000, or 48.2%. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

The decrease in compensation paid with common shares and other equity was primarily due to an approximately $170,000 decrease in the expense recorded for the nine months ended June 30, 2015, versus the corresponding period of the prior fiscal year, with respect to our obligation to reimburse the Executives, upon their resale of 1,700,000 ONSM common shares that we agreed in January 2013 to issue to them in lieu of certain compensation, for any shortfall versus $0.29 per share. The closing ONSM price of $0.16 per share as of September 30, 2014 resulted in an approximately $221,000 liability for such reimbursement obligation on our financial statements as of that date. Based on the closing ONSM price of $0.19 per share as of June 30, 2015, we recognized an approximately $51,000 reduction of non-cash compensation expense for the nine months ended June 30, 2015, which resulted in an approximately $170,000 liability on our financial statements as of that date. The closing ONSM price of $0.27 per share as of September 30, 2013 resulted in an approximately $34,000 liability on our financial statements. Based on the closing ONSM price of $0.20 per share as of June 30, 2014, we recognized approximately $119,000 of non-cash compensation expense for the nine months ended June 30, 2014, which resulted in an approximately $153,000 liability on our financial statements as of that date.

This decrease in professional fees was primarily due to (i) an approximately $73,000 decrease in legal, consulting and other professional fees and (ii) an approximately $54,000 decrease in accounting fees.

Legal, consulting and other professional fees were approximately $203,000 for the nine months ended June 30, 2015, as compared to approximately $276,000 for the corresponding period of the prior fiscal year, representing a decrease of approximately $73,000, or 26.5%. Legal, consulting and other professional fees incurred during the nine months ended June 30, 2015 were primarily related to legal fees, financial consultant fees and due diligence expenses incurred in connection with negotiations for potential financing. Legal, consulting and other professional fees incurred during the nine months ended June 30, 2014 were primarily related to (i) corporate development and investor relations consulting activities, which activities had been substantially curtailed during the nine months ended June 30, 2015 and (ii) litigation with Intella2 and its owner Paul Cohen, which was settled on July 29, 2014.

Accounting fees were approximately $150,000 for the nine months ended June 30, 2015, as compared to approximately $204,000 for the corresponding period of the prior fiscal year, representing a decrease of approximately $54,000, or 26.3%. Forms 10-Q for the first and second quarters of fiscal 2014 were filed on April 30, 2014 and June 5, 2014, respectively, and the related accounting fees were expensed during the nine months ended June 30, 2014.

Other Expense

Other expense, which is primarily interest, of approximately $1.4 million for the nine months ended June 30, 2015 represented an approximately $478,000 (52.5%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $242,000, or 15.8%, decrease in interest expense for the nine months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year and (ii) debt extinguishment losses aggregating approximately $132,000 recognized during the nine months ended June 30, 2014, for which there was no corresponding item during the nine months ended June 30, 2015, partially offset by (i) an approximately $742,000 gain from litigation settlement recorded by us for the nine months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015 and (ii) legal and consulting fees related to the March 2015 transaction with Partners, which were approximately $114,000 for the nine months ended June 30, 2015, for which there was no corresponding item during the nine months ended June 30, 2014.

On November 26, 2013, Intella2 and its owner Paul Cohen filed a civil lawsuit in Florida naming Onstream Media Corporation, Onstream Conferencing Corporation and Infinite Conferencing as defendants. The action alleged breach of contract with respect to payment of certain components of the purchase price for the Intella2 acquisition and related commissions and sought money damages as well as declaratory relief declaring Mr. Cohen’s related non-compete agreement with us unenforceable. On December 31, 2013 we filed our response to this lawsuit, which contained various objections to the lawsuit allegations as well as a number of counterclaims. On July 29, 2014, the parties entered into a settlement agreement and on August 4, 2014, the lawsuit was dismissed with prejudice by the court. Based on the conditions of that settlement, we reduced the approximately $782,000 estimated liability for the unpaid portion of the purchase price to an estimated liability of $40,000, which resulted in our recognition of other income of approximately $742,000 for the nine months ended June 30, 2014.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Three months ended June 30,
	2015	2014
Revenue:
Audio and web conferencing	57.2%	54.4%
Webcasting	28.2	29.3
Network usage	9.9	10.2
DMSP and hosting	4.6	5.3
Other	0.1	0.8
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	15.4%	14.4%
Webcasting	7.5	6.9
Network usage	4.9	4.4
DMSP and hosting	0.1	1.0
Other	-	0.1
Total costs of revenue	27.9%	26.8%

Gross margin	72.1%	73.2%

Operating expenses:
Compensation (excluding equity)	45.5%	39.8%
Compensation (paid with equity)	(0.2)	2.5
Professional fees	9.3	7.4
Other general and administrative	16.9	13.1
Impairment loss on goodwill and other intangible assets	59.0	-
Depreciation and amortization	4.1	5.1
Total operating expenses	134.6%	67.9%

(Loss) income from operations	(62.5)%	5.3%

Other (expense) income, net:
Interest expense	(9.0)%	(14.0)%
Gain from litigation settlement	-	16.5
Other (expense) income, net	-	0.2
Total other expense, net	(9.0)%	2.7%

Net (loss) income	(71.5)%	8.0%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended June 30,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$4,072,998	$4,485,330	$(412,332)	(9.2)%
Total costs of revenue	1,138,199	1,203,614	(65,415)	(5.4)
Gross margin	2,934,799	3,281,716	(346,917)	(10.6)%

General and administrative expenses	2,911,961	2,814,966	96,995	3.4%
Impairment loss on goodwill and other intangible assets	2,400,000	-	2,400,000	N/A
Depreciation and amortization	167,881	227,456	(59,575)	(26.2)
Total operating expenses	5,479,842	3,042,422	2,437,420	80.1%

(Loss) income from operations	(2,545,043)	239,294	(2,784,337)	N/A %

Other (expense) income, net	(368,661)	120,828	(489,489)	N/A

Net (loss) income	$(2,913,704)	$360,122	$(3,273,826)	N/A %

Revenues and Gross Margin

Consolidated operating revenue was approximately $4.1 million for the three months ended June 30, 2015, a decrease of approximately $412,000 (9.2%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Digital Media Services Group, but also due to decreased revenues of the Audio and Web Conferencing Services Group.

Digital Media Services Group revenues were approximately $1.3 million for the three months ended June 30, 2015, a decrease of approximately $246,000 (15.6%) from the corresponding period of the prior fiscal year, primarily due to a decrease in webcasting revenues, but also due to a decrease in DMSP and hosting revenues.

Webcasting division revenues decreased by approximately $169,000 (12.8%) for the three months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,000 webcasts during the three months ended June 30, 2015, which was approximately the same as the number of webcasts produced in the corresponding period of the prior fiscal year. The average revenue per webcast event was $1,155 for the three months ended June 30, 2015, which represented a decrease of $213, or 15.6%, as compared to the corresponding period of the prior fiscal year. The number of webcasts reported, as well as the resulting calculation of the average revenue per webcast event, does not include any webcast events attributed with $100 or less revenue, based on our determination that excluding such low-priced or even no-charge events increases the usefulness of this statistic. The average revenue per webcast also includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s (and not webcasting’s) reported revenues.

DMSP and hosting revenues were approximately $186,000 for the three months ended June 30, 2015, which represented a decrease of approximately $50,000 (21.0%) as compared to the corresponding period of the prior fiscal year. This decrease reflects competitive pressures resulting in the continuing decline in the number of customers using these products and services.

Audio and Web Conferencing Services Group revenues were approximately $2.7 million for the three months ended June 30, 2015, a decrease of approximately $166,000 (5.7%) from the corresponding period of the prior fiscal year, primarily due to a decrease in audio and web conferencing revenues, but also due to a decrease in in the EDNet division’s network usage revenues.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $2.3 million for the three months ended June 30, 2015, which represented a decrease of approximately $108,000 (4.4%) as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in the Infinite division’s revenues.

The Infinite division’s revenues of approximately $2.1 million for the three months ended June 30, 2015 represented a decrease of approximately $86,000 (3.9%) as compared to the corresponding period of the prior fiscal year. This was primarily due to a decrease in average revenue per minute, which was approximately 5.4 cents for the three months ended June 30, 2015, as compared to approximately 6.0 cents for the corresponding period of the prior fiscal year. This decrease in in average revenue per minute was partially offset by a 9.1% increase in the number of minutes billed by the Infinite division, which was approximately 41.3 million for the three months ended June 30, 2015, as compared to approximately 38.2 million minutes for the corresponding period of the prior fiscal year.  The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute statistic is also calculated including revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s (and not Infinite’s) reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

The OCC division’s revenues were approximately $211,000 for the three months ended June 30, 2015, which represented a decrease of approximately $22,000 (9.6%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower total free conferencing business (“TFCB”) revenue, which was approximately $44,000 for the three months ended June 30, 2014, with no corresponding amount for the three months ended June 30, 2015. We purchased the TFCB business as part of our November 30, 2012 acquisition of certain assets and operations of Intella2 Inc., a San Diego-based communications company Intella2. However, under the terms of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we transferred all TFCB customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

The EDNet division’s network usage revenues were approximately $403,000 for the three months ended June 30, 2015, which represented a decrease of approximately $52,000 (11.5%) as compared to the corresponding period of the prior fiscal year. This was in turn primarily due to lower usage of EDNet’s bridging services, with a corresponding decrease of approximately $36,000 in those billings for the three months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year.

Consolidated gross margin was approximately $2.9 million for the three months ended June 30, 2015, a decrease of approximately $347,000 (10.6%) from the corresponding period of the prior fiscal year. This decrease generally corresponds to the approximately $412,000 (9.2%) decrease in revenues for the corresponding period, as discussed above. Our consolidated gross margin percentage decreased to 72.1% for the three months ended June 30, 2015, versus 73.2% for the corresponding period of the prior fiscal year. This decreased percentage was primarily due to the percentage decrease in webcasting cost of sales being less than the percentage decrease in webcasting revenues. As discussed above, we renegotiated two supplier contract representing approximately $295,000 and $219,000 in annualized savings, effective June 2014 and June 2015 respectively, which reduced our cost of sales by approximately $74,000 for the third quarter of fiscal 2015, as compared to the corresponding prior year period.

Operating Expenses

Consolidated operating expenses were approximately $5.5 million for the three months ended June 30, 2015, an increase of approximately $2.4 million (80.1%) from the corresponding period of the prior fiscal year, due to (i) a $2.4 million impairment loss on goodwill and other intangible assets recorded by us for the three months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014, (ii) an approximately $101,000, or 17.1%, increase in other general and administrative expenses and (iii) an approximately $51,000, or 15.5%, increase in professional fees, such increases partially offset by an approximately $122,000, or 107.4%, decrease in compensation paid with common shares and other equity and all as compared to the corresponding period of the prior fiscal year.

Details with respect to the $2.4 million impairment loss on goodwill and other intangible assets is in the above comparison of operating expenses for the nine months ended June 30, 2015 to the corresponding prior year period.

The increase in other general and administrative expenses was primarily due to an increase in advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements primarily under other general and administrative expenses but also under professional fees. These expenses were approximately $263,000 and $161,000 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $102,000, or 63.4%. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

This increase in professional fees is primarily due to an increase in accounting fees, which were approximately $150,000 for the three months ended June 30, 2015, as compared to approximately $61,000 for the corresponding period of the prior fiscal year, representing an increase of $89,000, or 145.9%. We filed Form 10-K for our fiscal year ended September 30, 2014 on June 12, 2015 and the related accounting fees were expensed when the related accounting work was performed, during the three months ended June 30, 2015. We filed Form 10-K for our fiscal year ended September 30, 2013 on February 19, 2014 and the related accounting fees were expensed when the related accounting work was performed, primarily during the three months ended March 31, 2014. The accounting fees expensed during the three months ended June 30, 2014 related to our Forms 10-Q for the three months ended December 31, 2013 and March 31, 2014, which were filed on April 30 and June 4, 2014, respectively.

The decrease in compensation paid with common shares and other equity was primarily due to an approximately $85,000 decrease in the expense recorded for the three months ended June 30, 2015, versus the corresponding period of the prior fiscal year, with respect to our obligation to reimburse the Executives, upon their resale of 1,700,000 ONSM common shares that we agreed in January 2013 to issue to them in lieu of certain compensation, for any shortfall versus $0.29 per share. The closing ONSM price of $0.15 per share as of March 31, 2015 resulted in an approximately $238,000 liability for such reimbursement obligation on our financial statements as of that date. Based on the closing ONSM price of $0.19 per share as of June 30, 2015, we recognized an approximately $68,000 reduction of non-cash compensation expense for the three months ended June 30, 2015, which resulted in an approximately $170,000 liability on our financial statements as of that date. The closing ONSM price of $0.21 per share as of March 31, 2014 resulted in an approximately $136,000 liability on our financial statements. Based on the closing ONSM price of $0.20 per share as of June 30, 2014, we recognized approximately $17,000 of non-cash compensation expense for the three months ended June 30, 2014, which resulted in an approximately $153,000 liability on our financial statements as of that date.

Other (Expense) Income, Net

Other expense, which is primarily interest, of approximately $369,000 for the three months ended June 30, 2015 represented an approximately $489,000 increase in net expense as compared to other income of  approximately $121,000 for the corresponding period of the prior fiscal year. This increase in net expense was due to an approximately $742,000 gain from litigation settlement, as discussed above, recorded by us for the three months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015, partially offset by an approximately $262,000, or 41.5%, decrease in interest expense for the three months ended June 30, 2015 as compared to the corresponding period of the prior fiscal year.

The approximately $262,000 decrease in interest expense was primarily due to (i) an approximately $130,000 interest reduction represented by the approximately $202,000 interest expense (including discount amortization) related to the New Sigma Note during the three months ended June 30, 2015, as compared to the approximately $332,000 interest expense (including discount amortization and accretion of interest on a common share repurchase obligation) related to Sigma Notes 1 and 2 during the three months ended June 30, 2014, (ii) an approximately $24,000 aggregate net decrease in the expense accrued by us for the three months ended June 30, 2014 related to our obligation to reimburse the shortfall upon the resale of certain of our common shares as well as the accretion of interest on obligations to repurchase certain of our common shares, as compared to the aggregate net amount of such accruals for the corresponding fiscal 2015 period, (iii) an approximately $28,000 interest expense reduction related to the Investor Notes for the three months ended June 30, 2015, as compared to the interest expense (including discount amortization) related to those notes for the three months ended June 30, 2014, (iv) an approximately $28,000 interest expense reduction related to the Subordinated Notes for the three months ended June 30, 2015, as compared to the interest expense (including discount amortization) related to those notes for the three months ended June 30, 2014 and (v) an approximately $23,000 interest expense reduction (including discount amortization) related to the Working Capital Notes for the three months ended June 30, 2015, as compared to the interest expense (including discount amortization) related to those notes for the three months ended June 30, 2014.

Liquidity and Capital Resources

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the nine months ended June 30, 2015, we had a net loss of approximately $3.9 million, although cash provided by operating activities for that period was approximately $180,000. Cash provided by operating activities is calculated after adding back to our net loss the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The other fees and expenses included in debt discount include amounts payable in cash and/or equity and may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

Our cash balance increased by approximately $17,000 during the nine months ended June 30, 2015. This was the result of approximately $180,000 provided by operating activities and approximately $114,000 provided by financing activities, partially offset by approximately $277,000 used in investing activities. Although we had cash of approximately $406,000 at June 30, 2015, we had a working capital deficit of approximately $5.2 million at that date. This $5.2 million deficit includes the following items classified as current on our June 30, 2015 balance sheet: (i) approximately $1.4 million, in aggregate, of net debt repaid by us from the proceeds of the Sigma transaction in September 2015 and the Partners transaction in December 2015 and (ii) approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, both as discussed in more detail below.

Cash provided by operating activities of approximately $180,000 for the nine months ended June 30, 2015, represents an approximately $319,000 decrease in cash provided by operating activities as compared to approximately $499,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $180,000 cash provided by operating activities for the nine months ended June 30, 2015 reflects (i) net cash used by operating activities before changes in current assets and liabilities other than cash of approximately $7,000, which in turn represents our net loss of approximately $3.9 million, offset by approximately $3.9 million non-cash expenses included in that net loss and (ii) an approximately $187,000 net increase from changes in non-cash working capital items. The primary non-cash expenses included in our loss for the nine months ended June 30, 2015 were a $2.4 million impairment loss on goodwill and other intangible assets, approximately $572,000 of amortization of discount on notes payable and convertible debentures and approximately $549,000 of depreciation and amortization. The approximately $187,000 net increase from changes in non-cash working capital items for the nine months ended June 30, 2015 is primarily due to an approximately $333,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $161,000 increase in accounts receivable. The approximately $187,000 net increase from changes in non-cash working capital items represented approximately $64,000 more cash than the net increase from changes in non-cash working capital items of approximately $123,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $277,000 for the nine months ended June 30, 2015 as compared to approximately $426,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash provided by financing activities was approximately $114,000 for the nine months ended June 30, 2015 as compared to approximately $270,000 cash provided by financing activities for the corresponding period of the prior fiscal year. The current year period financing activities primarily related to the net proceeds we received in March 2015 from our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners, partially offset by (i) the December 31, 2014 repayment to Sigma of all accrued interest due on Sigma Notes 1 and 2 through that date, which interest had been capitalized as part of the outstanding principal balance, after which Sigma Notes 1 and 2 were cancelled and replaced with a new note payable to Sigma, (ii) the March 2015 repayment of the outstanding principal on certain notes payable from the proceeds of the March 2015 sale to Partners and (iii) the recurring distributions to the owners of Partners, effective March 1, 2015 through June 30, 2015. These transactions are all discussed in more detail below. Financing activities for the nine months ended June 30, 2014, excluding accounts receivable based borrowing and repayment activity under the Line, primarily related to proceeds from the Working Capital Notes and from Sigma Note 2 and the repayment of certain notes payable from the proceeds of those two financings.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender” or “Thermo Credit”), which arrangement has been renewed and modified from time to time, under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables.

Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our June 30, 2015 balance sheet, since the outstanding balance at that date could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on that balance sheet, as well as our September 30, 2014 balance sheet.

The Modification also provides that, if no Default or Event of Default, as defined in the Modification, shall have occurred and be continuing as of the Maturity Date, and upon our notice and request to Lender sent per the timing and other requirements in the Modification, Lender shall (in good faith) engage in, and conclude as quickly as commercially reasonable, negotiations with us to extend the Maturity Date by up to an additional twelve months (i.e., through December 31, 2018). The Modification also changed a number of the other terms of the Line, as discussed below.

Prior to the Effective Date, the outstanding balance (approximately $1.7 million as of June 30, 2015 and as of February 19, 2016) bears interest at 12.0% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default. Accordingly, as of the Effective Date, the outstanding balance bears interest at 11.0% per annum.

Under the terms of the Line, we also incur a monitoring fee and a commitment fee, which fees were unchanged by the Modification. The monitoring fee is one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly in arrears, and the commitment fee is one percent (1%) per year of the maximum allowable borrowing amount, payable annually in advance.

The terms of the Line prior to the Effective Date required that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), although this was never implemented. This requirement continues after the Effective Date, including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year. The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of April 5, 2016 these provisions have not been implemented, the Modification also provides that our lack of such compliance will not be considered a Default or Event of Default during the first sixty (60) days after the Effective Date, provided that we are making reasonable progress towards such compliance. We believe that we are making such progress, and have not received any notification from the Lender to the contrary, as of April 5, 2016.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line has not changed from that time through February 19, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. The Modification allows our receivable from any single party, including Partners, to be considered an Eligible Receivable to the extent that (i) the aggregate of all accounts receivable from such party and its affiliates does not exceed thirty percent (30%) of all Eligible Receivables (all Eligible Receivables for this purpose including the portion of the our accounts receivable from such party that is ultimately considered to be an Eligible Receivable) then owed by all of our account debtors and (ii) it meets all of the other requirements for eligibility as set forth in the Line.

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provides that notwithstanding any other provisions of the Line or the Modification, such condition will not be considered a Default or an Event of Default, and Lender will agree to make advances to us thereunder based on the Borrowing Base plus the amount determined per the following schedule (the “Allowable Overadvance”): February 10-27, 2016 ($300,000); February 28 – March 30, 2016 ($275,000); March 31 – April 29, 2016 ($250,000); April 30 – May 30, 2016 ($200,000); May 31 – June 29, 2016 ($150,000); June 30 – July 30, 2016 ($100,000) and zero as of July 31, 2016 and thereafter. As of February 19, 2016, the outstanding balance under the Line was approximately $1,650,000, which exceeded the Borrowing Base (before considering the Allowable Overadvance) by approximately $221,000.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2015. The Modification provides that effective January 1, 2016 and thereafter, the Covenant will require that our net income or loss, adjusted to (i) add back all non-cash expenses as well as cash interest expense and (ii) subtract cash distributions and/or cash dividends paid during such period, be equal to or greater than 1.2 times the sum of cash payments for interest and debt principal payments. The Modification also provides that we will not declare or pay any dividends or distributions on any equity interest, if before or after such event an Event of Default or Default, as defined in the Modification, would exist. Both before and after the Modification, the terms of the Line allow us to achieve compliance with the Covenant by (i) including any excess of adjusted net income over the amount of adjusted net income required to comply with the Covenant in the preceding two quarters or (ii) adding to adjusted net income the proceeds from subordinated debt or equity sales meeting defined conditions, and received within certain time frames extending prior to, and in some cases subsequent to, the relevant date of determination, all set forth in the Line and the Modification. The Modification also explicitly allows, subject to Lender’s prior consent, proceeds from our sales of revenues/customer accounts to a separate legal entity and received within a time frames extending six months prior to, and one month subsequent to, the relevant date of determination, to be added to adjusted net income for purposes of the Covenant.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The Modification provides that, without limiting any other rights and remedies provided by the terms of the Line or otherwise available to the Lender, the Lender may exercise one or more of certain rights and remedies, as listed in the Amendment, during the existence of any uncured Default (upon not less than five days prior written notice by Lender) or Event of Default which has not been waived in writing by Lender. Lender’s rights to exercise such rights and remedies will end if and when all of Debtors’ obligations to Lender in connection with the Line have been satisfied. The rights and remedies listed in the Amendment include, but are not limited to: (i) verify the validity and amount of, or any other matter relating to, the accounts by mail, telephone, telegraph or otherwise, (ii) notify all account debtors that the accounts have been assigned to Lender and that Lender has a security interest in the accounts, (iii) direct all account debtors to make payment of all accounts directly to Lender or the Lockbox Account (iv) in any case and for any reason, notify the United States Postal Service to change the addresses for delivery of mail addressed to us to such address as Lender may designate, as well as receive, open and dispose of all such mail, provided that Lender shall promptly forward to us any such items not related to the accounts, (v) exercise all of our rights and remedies with respect to the collection of accounts, (vi) settle, adjust, compromise, extend, renew, discharge or release accounts, for amounts and upon terms which Lender considers advisable and (vii) sell or assign accounts on such terms, for such amounts and at such times as Lender deems advisable.

As of June 30, 2015, in addition to the Line as discussed above, we were also obligated for the following term debt, discussed in more detail below:

New Sigma Note	$1,358,000
Rockridge Note	400,000
Fuse Note	220,000
Working Capital Notes	617,727
Subordinated Notes	192,500
Intella2 Investor Notes	415,000
USAC Note and other	225,754
Total term debt	$3,428,981

Approximately $1.4 million, in aggregate, of the above debt was repaid by us from the proceeds of the Sigma transaction in September 2015 and the Partners transaction in December 2015, both as discussed in more detail below.

As of June 30, 2015 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $1,358,000, with interest payable monthly at 21% per annum and the principal due on June 30, 2015 (the “New Sigma Note”). The interest rate was reduced to 17% per annum in December 2015, in connection with an amendment to the note and other related agreements discussed in more detail below.

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

On December 17, 2015, we made a $1.0 million payment to Sigma against the outstanding principal balance of the New Sigma Note, reducing the remaining outstanding principal balance on the Note to $583,000. On December 22, 2015, we entered into certain agreements with Sigma and Sigma Capital, which included an amendment to the New Sigma Note. As a result of these agreements, the outstanding balance of the New Sigma Note was increased to $600,000, to reflect a one-time administrative fee of $17,000, and we also reimbursed $3,500 of Sigma’s legal expenses related to the transactions. In addition, the maturity date of the remaining balance due under the New Sigma Note was extended from April 15, 2016 to December 31, 2016.

As part of the December 22, 2015 agreements, the interest rate on the New Sigma Note was reduced from 21% to 17% per annum, the monthly advisory fee payable to Sigma Capital was reduced from $12,500 to $10,000 and the following obligations to Sigma Capital were eliminated – (i) future monthly damages payable for late SEC filings which were initiated as part of an April 30, 2015 agreement with Sigma and Sigma Capital and (ii) the third and final installment of the fee incurred by us as a result of a previous extension of the maturity date of the New Sigma Note to April 15, 2016, and which would have been $50,000 payable on December 15, 2015. We have agreed, regardless of the early repayment of the New Sigma Note, to pay a minimum aggregate amount of $100,000 of monthly advisory fee payments to Sigma Capital as scheduled, starting with the January 15, 2016 payment of $10,000.

In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the New Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015.  The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement (there was no remaining unamortized discount from previous Sigma transactions as of that date) were amortized as interest based on the initial six month the term of the New Sigma Note, resulting in an effective interest rate of approximately 65% per annum for the period from January 1, 2015 through April 30, 2015.

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. The April 30, 2015 agreement also required us to pay liquidated damages for late SEC filings and in accordance with that requirement we paid Sigma Capital an aggregate of $17,500 for such damages from April 30, 2015 through June 30, 2015 and another $50,000 for such damages after that date through November 27, 2015, the last payment date before the agreement to pay such damages was cancelled. When the amortization of the fees and expenses we agreed to pay in connection with the April 30, 2015 Sigma agreement, including the anticipated liquidated damages for late SEC filings, such items aggregating $121,500, were combined with the amortization of the remaining unamortized discount arising from the December 31, 2014 financing, the resulting effective interest rate of the New Sigma Note as of May 1, 2015 was approximately 57% per annum.  This effective interest rate does not include the impact if an early repayment was required, as discussed above.

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). However, this early repayment requirement did not apply to the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners and does not apply to up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter, both as discussed below. Also, the December 22, 2015 transactions with Sigma and Sigma Capital include (i) their agreement to limit to $1.0 million the required principal repayment against the New Sigma Note arising from the $2.1 million proceeds we received in December 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners, and which $1.0 million we paid Sigma on December 17, 2015 and (ii) their consent to our receipt of future proceeds of up to an additional $772,500 from Revenue Sales without requiring further principal repayments against the New Sigma Note. Revenue Sales are defined in our agreements with Sigma as “financing from a private placement structured in a separate legal entity collateralized by a portion of our Infinite operations”.

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share, which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the New Sigma Note or we are sold.

As of June 30, 2015 and as of February 19, 2016, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum. On December 31, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from December 31, 2014 to June 30, 2015, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On April 30, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from June 30, 2015 to October 15, 2015, in exchange for our agreement to increase the origination fee payable under such note by 30,000 restricted common shares. On August 18, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from October 15, 2015 to April 15, 2016, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On December 16, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from April 15, 2016 to December 31, 2016, in exchange for our agreement to increase the origination fee payable under such note by 70,000 restricted common shares.

In connection with the New Sigma Note, as amended, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the New Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the New Sigma Note, with the principal being payable and accruing interest under the terms of the New Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through the date that all amounts we owe Sigma are repaid.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 816,667 restricted shares of our common stock (the “Shares”), which includes the increases noted above. The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of June 30, 2015.

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

As of June 30, 2015, we were obligated for $220,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis. Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016. This amendment provides that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance from the original $200,000, to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provides that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016, but $100,000 of the note was repaid on December 16, 2015. Accordingly $100,000 of this note balance, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of June 30, 2015 as a result of the accretion of $4,000 as interest expense for the nine months then ended.

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

As of June 30, 2015, we were obligated for $617,727 under partially secured promissory notes issued to three investors during October and November 2013 (the “Working Capital Notes”), bearing interest at 15% per annum. The Working Capital Notes originally provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, they are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date. Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our June 30, 2015 balance sheet and the remaining $118,000 balance is classified as current.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. We did not make these principal or interest payments when due on May 4, 2015, but we continued to accrue interest expense after that point on the outstanding note balances at the stated interest rate through June 30, 2015.

As discussed in more detail above, on September 21, 2015 Sigma loaned us $225,000, which was the primary funding source to pay the approximately $173,000 outstanding principal balance on one of these two Working Capital Notes, approximately $29,000 of accrued but unpaid interest related to that note and $4,000 of the noteholder’s legal fees. Because the maturity date of the New Sigma Note, which includes the additional $225,000 loan made on September 21, 2015 to repay this Working Capital Note, has been extended to December 31, 2016, this Working Capital Note is classified as non-current on our June 30, 2015 balance sheet.

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and as a result, it is classified as non-current on our June 30, 2015 balance sheet.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $108,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2015.

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our June 30, 2015 balance sheet. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of April 16, 2016, which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our June 30, 2015 balance sheet. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

The fair market value at the time of issuance of the Working Capital Shares, plus 100,000 finders agreement shares we also issued, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the initial term of the Working Capital Notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum.

As of June 30, 2015, we were obligated for $192,500 under unsecured Subordinated Notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. Modifications made in January 2014 to the terms of these notes extended the maturity dates to October 2014. Although we did not make the October 2014 principal payments, in March 2015 we repaid $75,000 of the outstanding principal on these notes and also extended the maturity dates on the remaining notes to March 1, 2016. The amended terms also provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the original outstanding balance on these remaining notes from $175,000 to $192,500, for the effect of $17,500 in aggregate due diligence fees earned by the noteholders in connection with the amendments. The amendments also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. These notes were further amended, effective October 15, 2015, to extend the maturity dates to July 15, 2016, but an aggregate of $162,500 was paid against the outstanding balances on December 16, 2015. Accordingly $162,500 of these note balances, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.

As of June 30, 2015, we were obligated for $415,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders (the “Intella2 Investor Notes”), which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. $200,000 of the total $220,000 outstanding principal balance of one of these notes, held by Fuse, is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During the third quarter of fiscal 2014, the Intella2 Investor Notes held by Fuse and two of the other four investors was further amended to provide that the principal balances aggregating $290,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015 we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus $60,000 representing the aggregate outstanding principal on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to another two of the Intella2 Investor Notes, which had aggregate outstanding principal of $250,000 and included the Intella2 Investor Note held by Fuse and which were amended to extend the maturity date to March 1, 2016. The amendments increased the aggregate outstanding principal balance on those two Intella2 Investor Notes to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments, although the portion of the principal balance convertible to common shares remains at $200,000. The amendments also provided that future interest would be paid quarterly, commencing June 30, 2015. The amendments further provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest will be repaid within thirty days of the receipt of such proceeds.

Effective October 15, 2015 the Intella2 Investor Note held by Fuse with an outstanding principal balance of $220,000 was further amended, extending the maturity date to July 15, 2016, but $100,000 of the note was repaid on December 16, 2015. Accordingly $100,000 of this note balance, the amount repaid in December 2015, is classified as current on our June 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

The fifth of the five Intella2 Investor Notes, with an outstanding principal balance of $140,000, was due in full as of November 30, 2014, as well as accrued but unpaid interest of approximately $27,000 through that date, none of which has been paid as of April 5, 2016. We have continued to accrue interest expense after the maturity date through June 30, 2015 on the outstanding balance at the stated interest rate.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2015. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of other subordinated notes repaid by us in March 2015, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $8,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2015. This approximately $8,000 liability is equal to the potential repurchase of 10,000 shares at $0.80 per share, since we satisfied our obligation with respect to 30,000 shares by our reimbursement of the shortfall (i) upon a single holder’s resale of 5,000 of those shares in the market, which payment we recorded as interest expense of approximately $3,200 in fiscal 2014 and (ii) upon three holders;’ resale of an aggregate of 25,000 of those shares in the market, which payment we recorded as interest expense of approximately $16,000 in the nine months ended June 30, 2015.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of June 30, 2015.

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 – the outstanding balance was $212,534 as of June 30, 2015. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our June 30, 2015 balance sheet.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $125,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2015. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of June 30, 2015.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $109,000 present value of our estimate of this obligation is recorded as a liability on our financial statements as of June 30, 2015. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of April 5, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of June 30, 2015.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of June 30, 2015 was approximately $1.7 million, subject to a five percent (5%) increase on September 27, 2015 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. As of November 25, 2015, the base salary payments to the Executives are 14.5% less than the contractual base salaries (as adjusted through the September 27, 2015 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. The 14.5% shortfall cited above is before considering the impact of the two lump-sum payments made to the Executives in April and December 2015, as discussed below. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although, as of April 5, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment.

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $170,000 present value of this obligation is recorded as a liability on our financial statements as of June 30, 2015. If the closing ONSM share price of $0.13 per share on February 19, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $272,000, or the equivalent in common shares.

An additional $125,000 in cash compensation ($25,000 per Executive) was paid in December 2015, which will reduce the previously accrued liability for unpaid compensation and will also result in a corresponding reclassification between cash compensation and non-cash compensation expense.

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

We recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the nine months ended June 30, 2015, based on our determination that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it is probable that the fiscal 2015 financial objective for positive operating cash flow, will be met. These shares were recorded at a value of $71,250, which is being recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Although our financial results for fiscal 2015 have not been finalized as of April 5, 2016, as of that date it appears possible that the fiscal 2015 financial objective for positive operating cash flow will not be met. However since the accrued compensation expense related to this item is approximately $18,000 as of June 30, 2015, it is considered immaterial for adjustment prior to finalization of the fiscal 2015 financial results.

None of the shares recorded on our financial statements through June 30, 2015 and related to the financial objectives for fiscal 2015 have been issued as of April 5, 2016. Accomplishment of third fiscal 2015 financial objective, increased revenues, would result in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. As of April 5, 2016, it is probable that this objective was not met.

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

As of June 30, 2015, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2015 to 2018 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.2 million through June 30, 2019, of which approximately $445,000 relates to the year ending June 30, 2016.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.9 million, approximately $1.1 million of that commitment related to the one year period ending June 30, 2016 and the balance of such commitment related to the period from July 2016 through August 2017.

Projected capital expenditures for the year ending June 30, 2016 total approximately $350,000, which includes software and hardware upgrades to the webcasting platform, the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but at any time prior to April 30, 2016, we may extend the Funding Letter for another year, as discussed in more detail below. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2016 (which date reflects an extended date resulting from a September 22, 2015 amendment to the Funding Letter) and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015. $10,000 of this amount was paid by us in cash on September 22, 2015 and the $15,000 balance was satisfied by a note we issued to J&C dated December 31, 2015, as discussed in more detail above in connection with the Working Capital Notes. On December 29, 2015, J&C agreed that it would extend, immediately after requested in writing by us any time prior to April 30, 2016, the Funding Letter, for another year under the same terms, with the sole change being all dates and deadlines changed to be one year later than the above dates and deadlines, which include the effect of the September 22, 2015 amendment, and including another $25,000 fee.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represent historical annual revenues of approximately $1.35 million. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the $1.0 million gross proceeds from this transaction is reflected as an increase in our equity (noncontrolling owners’ interest in VIE) for the nine months ended June 30, 2015 and (ii) the revenues from the Sold Accounts are included in our consolidated revenues for the nine and three months ended June 30, 2015. We were responsible for legal and consulting fees related to this transaction of approximately $114,000, approximately $69,000 of which was paid in cash and approximately $45,000 of which was paid with our common shares. These expenses are included as part of non-operating expenses (other (expense) income, net) for the nine months ended June 30, 2015 ($15,000 for the three months then ended).

In connection with the February 28, 2015 sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our rights under the Option Agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the Partners’ guaranteed return percentage decreased. The MSA defines specific services, along with certain minimum standards of quality for such services, required to be provided by Infinite with respect to the Sold Accounts. The MSA contains provisions that prohibit (i) Infinite servicing the Sold Accounts for a period of two years after the termination of the MSA and (ii) Partners interfering in any way with Infinite’s performance of its duties thereunder or communicating with the Sold Accounts or with Infinite’s employees, vendors, consultants or agents during the term of the MSA.

The MSA initially had a two year term expiring on February 28, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights as follows. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the expiration date of the MSA was extended. Partners has the right to terminate the MSA, effective immediately upon written notice to Infinite, in the event of the following: (i) an Infinite Event of Default or (ii) the sale by Partners of the Sold Accounts subject to the terms of the Membership Interest Option Agreement.

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

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm, which we expect will be approximately $15,000 to $20,000 per year. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the fees expected to be paid to the third-party accounting firm increased.

In connection with the February 28, 2015 sale, Infinite and Partners entered into a Make Whole Agreement which provides that if the revenues from the Sold Accounts falls below $1.0 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the revenues from the Sold Accounts back to $1.25 million (or the equivalent in cash flow). Onstream Media Corporation (“Onstream”) and Infinite have also committed that in the event there is any impediment, which directly or indirectly is caused by, or relates in any way to Infinite or Onstream, which would prevent more than 20% of the revenue from these sold accounts being earned or distributed to Partners, Infinite and Onstream would take all necessary steps to ensure that such impeded revenue or revenue shortfall is otherwise earned or distributed or shall pay the amount of such impeded revenue or revenue shortfall to Partners to the extent due on a quarterly basis.

In connection with the February 28, 2015 sale, Infinite and Partners entered into a Membership Interest Option Agreement (“Option Agreement”) whereby we have the right for the two-year period through February 28, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the Purchase Price plus a premium, which premium increases on a pro-rata basis to 20% of the Purchase Price over the two year period, subject to a minimum premium of 10%. Starting six months after the Effective Date, Partners may sell the Sold Accounts to a third party, provide that they must provide us four month written advance notice of such sale during which four month period we have the right to exercise our rights under the Option Agreement. In the event we do not exercise our rights under the Option Agreement, and Partners sells the Customer Accounts to a third party, we are entitled to receive 50% of any excess of the sales price to the third party over what would have been our option price under the Option Agreement. As part of the sale of additional Infinite customer accounts in a December 2015 transaction discussed in more detail below, the expiration date of the Option Agreement was extended and the premium percentage decreased.

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

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Additional Sold Accounts”) to Partners. The Additional Sold Accounts represent historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $29,000 and we agreed to be responsible for the following ongoing expenses, effective December 16, 2015: (i) fees of the third-party accounting firm discussed above, expected to increase to approximately $25,000 to $30,000 per year, (ii) certain compensation and expense payments to the general partner, which we expect will be approximately $38,000 to $40,000 per year and (iii) certain other financial transaction expenses, which we expect will be approximately $25,000 per year.

In connection with the December 16, 2015 sale, Infinite and Partners entered into:

•     an Amended and Restated Make Whole Agreement (“Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts and the Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.2 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.0 million (or the equivalent in cash flow). All other terms of the Amended Make Whole Agreement were substantially the same as the terms of the Make Whole Agreement as discussed above.

•     an Amended and Restated Membership Interest Option Agreement (“Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts and the Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Amended Option Agreement were substantially the same as the terms of the Membership Interest Option Agreement as discussed above.

•     an Amended and Restated Management Services Agreement (“Amended MSA”) with a two year term expiring on December 16, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights. The Amended MSA provides that the Partners’ guaranteed return percentage be reduced to 30% per annum of the Purchase Price, with the first six months guaranteed regardless of whether we exercise our rights under the Amended Option Agreement or the Amended MSA is otherwise terminated. All other terms of the Amended MSA were substantially the same as the terms of the MSA as discussed above.

We have incurred losses since our inception, and have an accumulated deficit of approximately $144.5 million as of June 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes. Our revenues for the nine months ended June 30, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners and we again needed to restructure the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes.

Based on our current expectations with respect to our revenues through June 30, 2016, including our actual revenues through February 29, 2016, it is probable that our revenues will not be sufficient to fund our total anticipated cash expenditures (operating, capital and debt service) through June 30, 2016. Furthermore, although this shortfall, which we currently expect to be approximately $1.4 million, could be reduced to some extent by actual future revenues exceeding our current projections (which are based on recent historical trends through February 29, 2016) and/or by decreases in our anticipated expenditures that we have already planned to implement or could implement (including reductions in our expenses for compensation, professional fees, marketing, suppliers of audio conferencing and other services, software development costs and capital equipment purchases), we believe that the material portion of this shortfall will need to be addressed by the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations before June 30, 2016. The expected shortfall is after considering the proceeds from the September and December 2015 transactions with Sigma and the December 2015 transaction with Partners but does not contemplate our receipt of any proceeds under the Funding Letter, all three as discussed above. If we were to exercise our rights under the Funding Letter, the expected shortfall of approximately $1.4 million through June 30, 2016 would be reduced to approximately $600,000.

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

In light of the foregoing, we are seeking additional capital. The December 2015 agreements with Sigma included their consent to our receipt of additional proceeds up to $772,500, without requiring accelerated principal repayments against the New Sigma Note, from sales of customer accounts similar to our March and December 2015 transactions with Partners and as of April 5, 2016, we are seeking to enter into further sales agreements up to that amount.

The resolution of debt and other obligations becoming due within a few months after June 30, 2016 (the end of the one year time frame on which our liquidity analysis and conclusions above were based) represent an additional contingency. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $190,000 on July 15, 2016 and approximately $427,000 on December 31, 2016. In the event we exercised our rights under an extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill and other unamortized intangible assets, which include acquired customer lists, were approximately $6.4 million at June 30, 2015, representing approximately 58% of our total assets and approximately 440% of the book value of equity (including noncontrolling owners’ interest in VIE). In addition, property and equipment as of June 30, 2015 includes approximately $1.3 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms, representing approximately 12% of our total assets and approximately 87% of the book value of equity (including noncontrolling owners’ interest in VIE).

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

Since the September 30, 2014 impairment review, we have been reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review prior to the next scheduled annual review, which would be as of September 30, 2015. Those factors included, but were not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers), representing historical annual revenues of approximately $1.35 million. Since the anticipated impact of this transaction was included in the preparation of the DCF analyses used for the September 30, 2014 evaluation of our goodwill and other intangible assets, as discussed above, this transaction did not require further impairment evaluation as of March 31, 2015.

However, we noted that, for the nine months ended June 30, 2015, and in particular for the three months then ended, the revenues for the operations associated with a material portion of our goodwill and other intangible assets, were declining, as compared to those revenues for the corresponding fiscal 2014 period. These declining revenues were for (i) audio and web conferencing (associated with Infinite/OCC) and (ii) network usage (associated with EDNet) and these declines were expected to continue past June 30, 2015. Based primarily on these expectations of future declining Infinite/OCC and EDNet revenues, we concluded that with respect to Infinite/OCC and EDNet, a triggering event had occurred as of June 30, 2015, which would require an interim impairment review. Accordingly, our management modified the DCF analyses for Infinite/OCC and EDNet as used for the September 30, 2014 evaluation to (i) reflect estimated actual revenues and financial results through February 29, 2016 and (ii) update the forecast revenues and financial results, in light of revised expectations with respect to declining Infinite/OCC and EDNet revenues, through the end of the forecast period utilized in the September 30, 2014 evaluation. Our management also updated the MV analyses used for the September 30, 2014 evaluation, but only with respect to updating the historical Infinite/OCC and EDNet financial data used in those analyses, to reflect estimated actual revenues and financial results through September 30, 2015. Based on the modified September 30, 2014 valuation resulting from the above, we recorded a $2.4 million impairment loss on goodwill and other intangible assets for the nine and three months ended June 30, 2015. This impairment loss was further allocated as $2.3 million for Infinite/OCC goodwill and other intangible assets and $100,000 for EDNet goodwill. The $2.3 million impairment loss for Infinite/OCC goodwill and other intangible assets was further allocated as $2.1 million for Infinite goodwill, $100,000 for OCC goodwill and $100,000 for OCC intangible assets (customer list).

Since the closing ONSM share price increased from $0.16 per share as of September 30, 2014 to $0.19 per share as of June 30, 2015, we concluded that there were no conditions with respect to our market capitalization as of June 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units.

Based on information compiled thus far, Infinite/OCC and EDNet revenues have continued to decline throughout the remainder of fiscal 2015 as well as during the first five months of fiscal 2016, as compared to the respective prior year periods. In addition, on December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers, representing historical annual revenues of approximately $2.7 million. As of April 5, 2016, we are seeking to enter into further sales agreements for proceeds of up to $772,500. Our June 30, 2015 valuation did not incorporate information with respect to the December 2015 sale of Infinite customers or the currently contemplated additional sale of Infinite customers, since we determined that such information did not meet the “known or should have known as of the valuation date” criteria for inclusion in that valuation.

An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will still be performed as part of preparing our September 30, 2015 financial statements. Any material difference between the results of that impairment review as of September 30, 2015 and the interim impairment review performed by management as of June 30, 2015, as described above, will be evaluated with respect to whether a modification of the June 30, 2015 results is required, although management does not currently have reason to expect any such modification will be required.

EDNet’s operations are heavily dependent on the use of ISDN connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made recent public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

ITEM 4T.              CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of June 30, 2015, our internal control over financial reporting was not effective at the reasonable assurance level. Because of such condition, we did not timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective December 16, 2015, we agreed to issue 200,000 unregistered common shares for professional management services rendered in connection with Infinite Conferencing Partners, LLC, such shares having a fair value of approximately $38,000 and which will be recognized as other non-operating expense over a service period of twelve months.

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
Date: April 5, 2016

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer