Form 10-Q/A
period 2015-06-30
Onstream Media CORP
filed 2016-10-28
CIK 919130

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 7, 2016 the registrant had issued and outstanding 23,837,080 shares of common stock.

AMENDMENT AND RESTATEMENT

Our quarterly report on Form 10-Q as of June 30, 2015 for the nine and three months then ended contained the following disclosure:

“An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will still be performed as part of preparing our September 30, 2015 financial statements. Any material difference between the results of that impairment review as of September 30, 2015 and the interim impairment review performed by management as of June 30, 2015, as described above, will be evaluated with respect to whether a modification of the June 30, 2015 results is required, although management does not currently have reason to expect any such modification will be required.”

Notwithstanding the above expectation, the annual impairment review of our goodwill and other acquisition-related intangible assets performed as part of preparing our September 30, 2015 financial statements, utilizing the assistance of a third-party valuation services firm, indicated that the impairment loss on goodwill and other intangible assets as presented in our quarterly report on Form 10-Q as of June 30, 2015 and for the nine and three months then ended was materially understated. Accordingly, as provided for in the above disclosure made in the original 10-Q filing, this amended and restated quarterly report on Form 10-Q/A as of June 30, 2015 and for the nine and three months then ended is being filed to reflect the impact of a modification of the previously reported impairment loss on goodwill and other intangible assets.

Solely as a result of the passage of time, certain other information as disclosed in our Form 10-Q as of June 30, 2015 and for the nine and three months then ended June 30, 2015, including the items discussed as part of the liquidity disclosures in note 1 to the financial statements and the related discussion of these matters in other footnotes to the financial statements as well as in the appropriate sections of Management’s Discussion and Analysis of Financial Condition and Results of Operation, has changed. The material portion of these changes have been disclosed in this quarterly report on Form 10-Q/A, although we recommend that for a more integrated presentation of these matters, as well as additional details and updates, you should read our 10-K as of September 30, 2015 and for the year then ended, which is being filed on the same day as this Form 10-Q/A.

              See Note 10 for further details regarding the above correction to the previously issued June 30, 2015 10-Q.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

              Certain statements in this quarterly report on Form 10-Q/A contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, the potential for cybersecurity breaches and other risks of reliance on the Internet and telephone networks as integral parts of our business operations and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2015, unless otherwise stated. You should carefully review this Form 10-Q/A in its entirety, including but not limited to our financial statements and the notes thereto, as well as our 10-K for the year ended September 30, 2015, which is being filed on the same day as this Form 10-Q/A. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

              When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014

	(as restated - unaudited)
ASSETS
ASSETS:
Cash and cash equivalents	$406,232	$389,015
Accounts receivable (including $231,748 and none, respectively, for accounts receivable of Variable Interest Entity), net of allowance
for doubtful accounts of $241,589 and $171,821, respectively	2,171,553	2,082,379
Prepaid expenses	104,082	124,826
Inventories and other current assets	35,827	37,935
Total current assets	2,717,694	2,634,155
PROPERTY AND EQUIPMENT, net	1,598,064	1,790,498
INTANGIBLE ASSETS, net	-	526,917
GOODWILL, net	3,207,314	8,358,604
OTHER NON-CURRENT ASSETS	234,695	201,609
Total assets	$7,757,767	$13,511,783

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$2,032,811	$1,697,202
Accrued liabilities (including $34,704 and none, respectively,
for accrued liabilities of Variable Interest Entity)	1,487,782	1,414,424
Amounts due to directors and officers	915,624	882,566
Deferred revenue	105,573	77,624
Notes and leases payable – current portion, net of discount	2,421,141	2,451,681
Convertible debentures – current portion, net of discount	919,261	-
Total current liabilities	7,882,192	6,523,497
Notes and leases payable, net of current portion and discount	479,783	1,015,379
Convertible debentures, net of discount	1,137,988	1,632,952
Total liabilities	9,499,963	9,171,828

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, par value $.0001 per share; authorized 75,000,000
shares, 22,794,580 and 21,964,580 issued and outstanding, respectively	2,277	2,194
Common stock committed for issue – 2,616,667 and 2,566,667 shares,
respectively	256	256
Additional paid-in capital	145,146,752	144,991,985
Obligation to repurchase common shares	(221,804)	(233,233)
Accumulated deficit	(147,669,677)	(140,421,247)
Total Onstream Media stockholders’ (deficit) equity	(2,742,196)	4,339,955
Noncontrolling owners’ interest in Variable Interest Entity	1,000,000	-
Total (deficit) equity	(1,742,196)	4,339,955
Total liabilities and equity	$7,757,767	$13,511,783

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,

	2015	2014	2015	2014
	(as restated)		(as restated)
REVENUE:
Audio and web conferencing	$6,969,507	$7,143,122	$2,331,013	$2,439,117
Webcasting	3,513,618	3,484,966	1,148,267	1,316,931
Network usage	1,252,667	1,438,937	403,175	455,380
DMSP and hosting	614,383	706,131	186,420	235,931
Other	44,677	120,804	4,123	37,971
Total revenue	12,394,852	12,893,960	4,072,998	4,485,330

COSTS OF REVENUE:
Audio and web conferencing	1,812,784	1,948,290	627,104	644,756
Webcasting	888,070	910,318	305,308	310,497
Network usage	607,767	623,698	198,803	197,033
DMSP and hosting	92,380	122,732	6,984	47,056
Other	-	22,822	-	4,272
Total costs of revenue	3,401,001	3,627,860	1,138,199	1,203,614

GROSS MARGIN	8,993,851	9,266,100	2,934,799	3,281,716

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	5,546,218	5,505,988	1,854,585	1,786,479
Compensation paid with common
shares and other equity	194,349	417,351	(8,427)	113,950
Professional fees	864,520	1,032,490	377,797	327,087
Other	1,969,329	1,743,283	688,006	587,450
Impairment loss on goodwill and other intangible assets	5,598,021	-	5,598,021	-
Depreciation and amortization	549,287	662,667	167,881	227,456
Total operating expenses	14,721,724	9,361,779	8,677,863	3,042,422

(Loss) income from operations	(5,727,873)	(95,679)	(5,743,064)	239,294

OTHER (EXPENSE) INCOME, NET:
Interest expense	(1,288,908)	(1,531,057)	(368,314)	(630,120)
Debt extinguishment loss	-	(132,427)	-	-
Gain from litigation settlement	-	741,554	-	741,554
Other (expense) income, net	(98,316)	12,313	(347)	9,394
Total other (expense) income, net	(1,387,224)	(909,617)	(368,661)	120,828

Net (loss) income	(7,115,097)	(1,005,296)	(6,111,725)	360,122
Net income attributable to noncontrolling
owners’ interest in Variable Interest Entity	(133,333)	-	(100,000)	-
Onstream Media shareholders’
net (loss) income	$(7,248,430)	$(1,005,296)	$(6,211,725)	$360,122

Onstream Media shareholders’ (loss) income
per share – basic and diluted	$(0.29)	$(0.04)	$(0.24)	$0.02
Weighted average shares of common stock
outstanding – basic and diluted	25,119,891	22,763,248	25,411,247	23,590,587

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED JUNE 30, 2015

(as restated - unaudited)

						Obligation to Repurchase Common Shares		Noncontrolling owners’ interest in Variable Interest Entity
					Additional Paid-In Capital
	Common Stock		Common Stock Committed for Issue				Accumulated Deficit
	Shares	Par	Shares	Par					Total

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$-	$4,339,955
Issuance of common shares for employee services	250,000	25	-	-	48,725	-	-	-	48,750
Issuance of common shares for consultant services	480,000	48	-	-	75,552	-	-	-	75,600
Issuance of common shares for interest, financing fees and finders fees	100,000	10	50,000	-	30,490	-	-	-	30,500
Reduction of obligation to repurchase common shares	-	-	-	-	-	11,429	-	-	11,429
Proceeds from sale of ownership interests in Variable Interest Entity	-	-	-	-	-	-	-	1,000,000	1,000,000
Distributions to owners of Variable Interest Entity	-	-	-	-	-	-	-	(133,333)	(133,333)
Net (loss) income, as restated	-	-	-	-	-	-	(7,248,430)	133,333	(7,115,097)
Balance, June 30, 2015	22,794,580	$2,277	2,616,667	$256	$145,146,752	$(221,804)	$(147,669,677)	$1,000,000	$1,742,196

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,

	2015	2014
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,115,097)	$(1,005,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on goodwill and other intangible assets	5,598,021	-
Depreciation and amortization	549,287	662,667
Professional fee expenses paid with equity, including amortization of deferred expenses for prior period issuances	53,679	128,860
Compensation expenses paid with common shares and other equity	194,349	417,351
Amortization of discount on convertible debentures	410,444	338,516
Amortization of discount on notes payable	161,636	384,256
Debt extinguishment loss	-	132,427
Gain on litigation settlement	-	(741,554)
Bad debt and other expenses	140,674	58,740
Net cash (used) provided by operating activities, before changes in current assets and liabilities other than cash	(7,007)	375,967
Changes in current assets and liabilities other than cash:
(Increase) in accounts receivable	(160,961)	(171,380)
(Increase) in prepaid expenses	(15,085)	(81,305)
Decrease in inventories and other current assets	2,108	1,964
Increase in accounts payable, accrued liabilities and amounts due to directors and officers	332,518	411,306
Increase (decrease) in deferred revenue	27,948	(37,824)
Net cash provided by operating activities	179,521	498,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(276,667)	(425,918)
Net cash (used in) investing activities	(276,667)	(425,918)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Continued)

	Nine Months Ended June 30,

	2015	2014
	(as restated)
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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $147.7 million as of June 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. As of the October 28, 2016 issuance of these financial statements, more than one year after the latest balance sheet date being presented, we are operating in the normal course of business. The liquidity discussion below includes information from our September 30, 2015 annual financial statements as well as our June 30, 2016 interim financial statements, both of which are also being issued on October 28, 2016.

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the nine months ended June 30, 2015, we had a net loss of approximately $7.1 million, although cash provided by operating activities for that period was approximately $180,000. Although we had cash of approximately $406,000 at June 30, 2015, we had a working capital deficit of approximately $5.2 million at that date. This $5.2 million deficit includes the following items classified as current on our June 30, 2015 balance sheet: (i) approximately $1.4 million, in aggregate, of net debt repaid by us from the proceeds of the Sigma transaction in September 2015 and the Partners transaction in December 2015 and (ii) approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, both as discussed in more detail below. Although we had cash of approximately $477,000 at June 30, 2016, we had a working capital deficit of approximately $5.7 million at that date. This $5.7 million deficit includes approximately $1.6 million of debt outstanding under the Line. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments past June 30, 2017.

For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes – see note 4. Our revenues for the nine months ended June 30, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - and we again needed to restructure the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes – see note 4. For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus scheduled debt principal repayments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 – as well as restructuring the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes – see note 4. For the nine months ended June 30, 2016, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 and June 2016 sales of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - as well as restructuring the payment terms of the New Sigma Note and certain other notes – see note 4.

During the period from July 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended June 30, 2017 by approximately $540,000, as compared to the twelve months ended June 30, 2016. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended June 30, 2017, as compared to the twelve months ended June 30, 2016.

Based on historical results as well as results since June 30, 2015 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for the twelve month period ended June 30, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners and the Funding Letter and/or the monetization of our patents, all sources of capital as discussed above. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed in note 4, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During December 2015, we received gross proceeds of approximately $2.1 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”), which represent historical annual revenues of approximately $2.7 million. See note 6 for further details of this transaction, which resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the New Sigma Note discussed above. The December 2015 agreements with Sigma included their consent to our receipt of additional proceeds up to $772,500, without requiring accelerated principal repayments against the New Sigma Note, from similar sales of customer accounts. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015.

During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015. $10,000 of this amount was paid by us in cash on September 22, 2015 and the $15,000 balance was satisfied by a note we issued to J&C dated December 31, 2015 – see note 4 for details. The consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

On March 27, 2007 we acquired the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). In connection with our subsequent pursuit of approval of these patents pending (i) on October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid and (ii) on October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid – see note 2 for details. Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending.

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

The resolution of debt and other obligations becoming due within a few months after the issuance of these financial statements represent an imminent issue that will require significant cash resources in the near-term. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $187,000 on December 31, 2016 and $625,000 on January 15, 2017. See note 4 for further details of these obligations. In the event we exercised our rights under the extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

We are closely monitoring our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have deferred a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses – see note 5 for details – and have agreed to defer a portion of their compensation to the extent we need that cash to enable us to be a going concern through September 30, 2017.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. Based on our plan to continue our operations through September 30, 2017, we will need to raise the remaining $1.275 million from the sale of the Third Tranche of Additional Sold Accounts and borrow $800,000 per our option to do so under the Funding Letter, as discussed above, or from other funding sources, and we will also need to obtain extensions of the existing maturity dates past that date for certain identified notes payable representing aggregate principal of $640,000. In addition we will need to increase our gross margin and/or decrease our operating expenses by an aggregate of approximately $1.0 million per year, as compared to their current levels, for the year ended September 30, 2017 – our plan includes specific potential sources of new gross margin and expense reductions aggregating approximately $1.5 million. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	June 30, 2015			September 30, 2014
	(as restated)
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:

Infinite Conferencing	$2,520,887	$-	$2,520,887	$6,400,887	$-	$6,400,887
Intella2	161,767	-	161,767	411,656	-	411,656
Audio/web conferencing
reporting unit	2,682,654	-	2,682,654	6,812,543	-	6,812,543

EDNet	521,444	-	521,444	1,271,444	-	1,271,444
Acquired Onstream	-	-	-	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	3,207,314	-	3,207,314	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2014):

Intella2 - customer list
and non-compete	276,086	(276,086)	-	722,817	(195,900)	526,917
Total intangible assets	276,086	(276,086)	-	722,817	(195,900)	526,917

Total goodwill and other acquisition-related
intangible assets	$3,483,400	$(276,086)	$3,207,314	$9,081,421	$(195,900)	$8,885,521

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

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our review performed as of September 30, 2015, and as explained in more detail below, given effect as of June 30, 2015, an approximately $250,000 write-down was recorded – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired from Intella2 was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years. Furthermore, as a result of our review performed as of September 30, 2015, and as explained in more detail below, given effect as of June 30, 2015, an approximately $446,000 write-down of the Intella2 intangible assets, primarily the customer list, was recorded – see “Testing for Impairment” below.

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. We evaluated the carrying value of the Infinite goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our review performed as of September 30, 2015, and as explained in more detail below, given effect as of June 30, 2015, an approximately $3.9 million write-down was recorded – see “Testing for Impairment” below.

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

Subsequent to this acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications (the “Original Applications”), which, while related, would be evaluated separately by the U.S. Patent and Trademark Office (“USPTO”). These patents address live streaming of audio and/or video from multiple devices to a storage location, such as the Internet or cloud, and the ability to access and retrieve the audio and/or video to multiple devices, whereby the content is not stored on the device.

With respect to the claims pending in the first of the two Original Applications (number 10/808,894), the USPTO issued various final and non-final rejections in August 2008, February 2009, May 2009, January 2010 and June 2010. Our responses to these rejections included modifications to certain claims made in the original patent application. In response to the June 2010 rejection we filed a Notice of Appeal with the USPTO on November 22, 2010 and we filed an appeal brief with the USPTO on February 9, 2011. The USPTO filed an Examiner's Answer to the Appeal Brief on May 10, 2011, which repeated many of the previous reasons for rejection, and we filed a response on July 8, 2011. On July 7, 2014, the USPTO issued a notice setting the hearing on this application before the Patent Trial and Appeal Board on September 18, 2014. As a result of that hearing, which we attended, on October 27, 2014 the Patent Trial and Appeal Board affirmed the Examiner’s rejection in part and reversed the Examiner’s rejection in part.  In response, the Examiner issued a new Office Action on March 5, 2015 rejecting the claims.  We conducted an interview with the Examiner on April 9, 2015 and filed a response to the Office Action on May 26, 2015, which contained certain proposed amendments to the claims. On June 19, 2015, the USPTO issued a Notice of Allowance and Fees Due, which granted the claims as submitted by us on May 26, 2015. On October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid.

On September 2, 2015, with reference to the First Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 17, 2015 filing date for a new patent application (number 14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we filed our timely response to on January 20, 2016. On January 28, 2016, the USPTO issued a related Notice of Incomplete Reply, which we filed our timely response to on February 17, 2016. The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the First Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the First Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the First Granted Patent.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

With respect to the claims pending in the second of the two Original Applications (number 12/110,691), the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection. In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and the related Appeal Brief on June 9, 2014, which the USPTO responded to with an Examiner’s Answer on September 3, 2014.  On November 3, 2014 we filed a Reply Brief with the Patent Trial and Appeal Board and on June 16, 2016 the Patent Trial and Appeal Board issued their decision, which (i) reversed the Examiner’s previous rejection of the claims in Application 12/110,691 under 35 U.S.C. Section 112 (“lack of written description” and “enablement”) and (ii) affirmed the Examiner’s previous rejection of those claims under 35 U.S.C. Section 103 (“obviousness”).  On August 16, 2016, we filed a Request for Continued Examination with the USPTO, which included our response to the June 16, 2016 decision on appeal and a request that our application be reconsidered. Our response also included modifications to certain claims made in the original patent application. On August 25, 2016, the USPTO issued a Notice of Allowance and Fees Due, which granted the claims as submitted by us on August 16, 2016. On October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid.

On September 2, 2016, with reference to the Second Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 2, 2016 filing date for a new patent application (number 15/255,416). The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the Second Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the Second Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the Second Granted Patent.

Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending. Regardless of the ultimate outcome with respect to the results of this process and/or the eventual USPTO decision with respect to the pending patent applications, our management has determined that there is no material exposure to an adverse effect on our financial position or results of operations, since all of the previous costs incurred by us in connection with the patents have been amortized to expense as of September 30, 2013 and are being expensed as incurred subsequent to that date. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with the First and Second Granted Patents and the patents pending.

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. We evaluated the carrying value of the Acquired Onstream goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required – see “Testing for Impairment” below. However, as a result of our review performed as of September 30, 2015, and as explained in more detail below, given effect as of June 30, 2015, an approximately $271,000 write-down was recorded – see “Testing for Impairment” below.

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million.   We evaluated the carrying value of the EDNet goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our review performed as of September 30, 2015, and as explained in more detail below, given effect as of June 30, 2015, an approximately $750,000 write-down was recorded – see “Testing for Impairment” below.

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

Testing for Impairment

The following discussion pertains to our testing for impairment as of September 30, 2015, utilizing the assistance of a third-party valuation services firm. Our management, with the assistance of a third-party valuation services firm as further discussed below, determined that the impairment identified during such testing existed as of June 30, 2015 and therefore should be reflected in our June 30, 2015 financial statements.

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2015 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included our declining revenues as well as certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

The material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division, the OCC/Intella2 division and the Webcasting division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized service to the entertainment industry (movies, television, advertising) that uses a specific type of network connection (integrated services digital network or “ISDN”) to transport its clients’ multimedia content. ISDN is a significantly different technology from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) projections and, as part of the September 30, 2015 evaluation, market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

Our management, with the assistance of the third-party valuation services firm for the September 30, 2015 evaluation, determined the rates and assumptions (including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF projections and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; industry growth projections; our historical sales trends and our technological accomplishments compared to our peer group.

As part of the DCF projections, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the year ended September 30, 2015, we determined that approximately 82% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

During the time period from February 2015 through June 2016, we received cash proceeds for our sales, in tranches, of defined subsets of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). In accordance with management fee agreements we entered into with Partners in connection with these sales, we are required to continue servicing the sold accounts and absorb all related costs of doing so but we also receive the Partners’ revenues from these sold accounts, less a deduction for the Partners’ guaranteed return - see note 6 for a detailed discussion of these transactions. For purposes of the September 30, 2015 and 2014 evaluations, we included the Partners’ revenues and all related operating costs incurred by us in our DCF projections for the audio and web conferencing reporting unit, but considered the amount deducted for the Partners’ guaranteed return to not be specific to that unit’s operations but rather to be analogous to a corporate financing cost and thus this cash outflow was not included as part of our DCF projections for the audio and web conferencing reporting unit.

For the September 30, 2015 evaluation, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization). In the case of the September 30, 2015 evaluation, we, based on the advice of the third-party valuations services firm, determined that the publicly reporting companies and public market transactions that we were able to identify as available for our analysis were not sufficiently comparable to the operating characteristics of most of our reporting units therefore these MV analyses were given a zero percent (0%) weighting - i.e., they were not considered - when determining FV.

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were less than their respective net carrying amounts as of September 30, 2015 and that further evaluation under the second step of the two-step process described above was necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

As part of this second step, our management, with the assistance of the third-party valuation services firm, determined the fair value of all tangible and intangible assets and liabilities of each of our reporting units, including any material unrecorded assets or liabilities. This allocation process was performed only for purposes of testing goodwill for impairment, and did not result in the write up or write down of recognized assets or liabilities, or the recognition of previously unrecognized assets or liabilities. The carrying value of each reporting unit’s goodwill was then compared to the implied fair value of that reporting unit’s goodwill, such implied value being any excess of the FV of a reporting unit over the amounts assigned to its assets and liabilities, and the excess of the carrying value over the implied fair value was written off, as follows: approximately $4.1 million related to the audio and web conferencing reporting unit’s goodwill (of which we allocated approximately $3.9 million to Infinite and approximately $250,000 to Intella2), approximately $750,000 related to the EDNet reporting unit’s goodwill and approximately $271,000 related to the Acquired Onstream reporting unit’s goodwill. In addition, as a result of the above valuation, we recorded an approximately $446,000 write-off of the remaining Intella2 intangible assets, primarily the customer list. These write-offs were classified in our financial statements as impairment losses on goodwill and other intangible assets aggregating approximately $5.6 million for the nine and three months ended June 30, 2015.

Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2015, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.21 per share as of September 30, 2015. The closing ONSM share price was $0.19 per share as of June 30, 2015, and we similarly concluded that there were no conditions with respect to our market capitalization as of June 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units.

No additional impairment adjustments were made for the three months ended September 30, 2015, as a result of the annual impairment review done as of that date. An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will be performed as part of preparing our September 30, 2016 financial statements.  Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

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

As part of our annual review of the carrying values of our long-lived assets for impairment as of September 30, 2015, we evaluated the remaining carrying value of the webcasting division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the webcasting operations, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. These projected future cash flows took into account (i) the webcasting revenues during fiscal 2015, which in spite of an increase for the nine months ended June 30, 2015 versus the corresponding prior year period, declined for the three months ended June 30, 2015, versus the corresponding prior year period, and were generally flat for the three months ended September 30, 2015, versus the corresponding prior year period (and which trend has continued through June 30, 2016) and (ii) information available to us with respect to backlog and potential future revenues as of September 30, 2015. Based on this information, we determined that it would not be appropriate to project growth in webcasting revenues for these purposes as of September 30, 2015. The initial decline in webcasting revenues that occurred for the quarter ended June 30, 2015 was not considered a “triggering event” that might require an interim evaluation, since we were unable to determine that such decline represented a trend that might result in impairment until we saw additional results for the quarter ended September 30, 2015, as well as evaluated the backlog and potential future revenues as of that date. Since there was a significant level of recently capitalized software development costs for webcasting products as of September 30, 2015, and we did not project growth in webcasting revenues for this purpose, as a result of our analysis, we recognized a net impairment loss of $800,000 for the year ended September 30, 2015. After the impairment loss, the carrying cost of the webcasting division’s capitalized internal software was reduced to approximately $35,000, which will be depreciated over the twelve months ending September 30, 2016. We will continue to evaluate any webcasting division development costs capitalized by us after September 30, 2015 for impairment on the same basis.

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

The terms of the Line prior to the Effective Date required that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), although this was never implemented. This requirement continues after the Effective Date, including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year. The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of April 5, 2016 these provisions have not been implemented, the Modification also provides that our lack of such compliance will not be considered a Default or Event of Default during the first sixty (60) days after the Effective Date, provided that we are making reasonable progress towards such compliance. We believe that we are making such progress, and have not received any notification from the Lender to the contrary, as of April 5, 2016. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such lockbox provisions up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Line of Credit Arrangement (continued)

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provides that notwithstanding any other provisions of the Line or the Modification, such condition will not be considered a Default or an Event of Default, and Lender will agree to make advances to us thereunder based on the Borrowing Base plus the amount determined per the following schedule (the “Allowable Overadvance”): February 10-27, 2016 ($300,000); February 28 – March 30, 2016 ($275,000); March 31 – April 29, 2016 ($250,000); April 30 – May 30, 2016 ($200,000); May 31 – June 29, 2016 ($150,000); June 30 – July 30, 2016 ($100,000) and zero as of July 31, 2016 and thereafter. As of February 19, 2016, the outstanding balance under the Line was approximately $1,650,000, which exceeded the Borrowing Base (before considering the Allowable Overadvance) by approximately $221,000. As of October 24, 2016, the outstanding balance under the Line was approximately $1,576,000, which exceeded the Borrowing Base by approximately $248,000. Although there is no formal obligation to do so, as of October 24, 2016 the Lender was allowing such overadvance condition to continue, under their expectation that we are seeking alternative funding to replace that overadvance. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such overadvances up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2015. The Modification provides that effective January 1, 2016 and thereafter, the Covenant will require that our net income or loss, adjusted to (i) add back all non-cash expenses as well as cash interest expense and (ii) subtract cash distributions and/or cash dividends paid during such period, be equal to or greater than 1.2 times the sum of cash payments for interest and debt principal payments. The Modification also provides that we will not declare or pay any dividends or distributions on any equity interest, if before or after such event an Event of Default or Default, as defined in the Modification, would exist. Both before and after the Modification, the terms of the Line allow us to achieve compliance with the Covenant by (i) including any excess of adjusted net income over the amount of adjusted net income required to comply with the Covenant in the preceding two quarters or (ii) adding to adjusted net income the proceeds from subordinated debt or equity sales meeting defined conditions, and received within certain time frames extending prior to, and in some cases subsequent to, the relevant date of determination, all as set forth in the Line and the Modification. The Modification also explicitly allows, subject to Lender’s prior consent, proceeds from our sales of revenues/customer accounts to a separate legal entity and received within a time frames extending six months prior to, and one month subsequent to, the relevant date of determination, to be added to adjusted net income for purposes of the Covenant. In a letter dated October 26, 2016, the Lender consented to the inclusion of proceeds from our December 2015 and June 2016 sales of revenue/customer accounts to Partners, as well as the proceeds from such sale in process that we expect to be effective during November 2016, and extended the carryback period for those proceeds from one month to three months.

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

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finder's agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the nine months ended June 30, 2014 (zero for the three months then ended), in connection with the use of a portion of the proceeds to repay previously outstanding debt, as discussed above. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the initial term of the Working Capital Notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $29,000 and we agreed to be responsible for the following ongoing expenses, effective December 16, 2015: (i) fees of the third-party accounting firm discussed above, expected to increase to approximately $25,000 to $30,000 per year, (ii) certain compensation and expense payments to the general partner, which we expect will be approximately $38,000 to $40,000 per year and (iii) certain other financial transaction expenses, which we expect will be approximately $25,000 per year.

In connection with the December 16, 2015 sale, Infinite and Partners entered into:

•     an Amended and Restated Make Whole Agreement (“Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts and the First Tranche of Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.2 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.0 million (or the equivalent in cash flow). All other terms of the Amended Make Whole Agreement were substantially the same as the terms of the Make Whole Agreement as discussed above.

•     an Amended and Restated Membership Interest Option Agreement (“Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts and the First Tranche of Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Amended Option Agreement were substantially the same as the terms of the Membership Interest Option Agreement as discussed above.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

During the period from March 25, 2016 through June 30, 2016 we received aggregate gross proceeds of approximately $800,000 for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $1.0 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 21% as of June 30, 2016. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $54,000. Our ongoing expenses related to the VIE are not expected to be materially different as a result of this June 30, 2016 transaction, as compared to those expenses as of December 16, 2015, as discussed above.

In connection with the June 30, 2016 sale, Infinite and Partners entered into:

•     an Amended and Restated Make Whole Agreement (“Second Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts, the First Tranche of Additional Sold Accounts and the Second Tranche of Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.9 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.9 million (or the equivalent in cash flow). All other terms of the Second Amended Make Whole Agreement were substantially the same as the terms of the Amended Make Whole Agreement as discussed above.

•     an Amended and Restated Membership Interest Option Agreement (“Second Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts, the First Tranche of Additional Sold Accounts and the Second Tranche of Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Second Amended Option Agreement were substantially the same as the terms of the Amended Option Agreement as discussed above.

•     an Amended and Restated Management Services Agreement (“Second Amended MSA”) with a two year term expiring on December 16, 2017, unless and until terminated by mutual consent of the parties or pursuant to certain termination rights. The Second Amended MSA provides that the Partners’ return is guaranteed for the first six months regardless of whether we exercise our rights under the Second Amended Option Agreement or the Second Amended MSA is otherwise terminated. All other terms of the Second Amended MSA were substantially the same as the terms of the Amended MSA as discussed above.

During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

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

	For the nine months ended June 30,		For the three months ended June 30,

	2015	2014	2015	2014
	(as restated)		(as restated)
Segment revenue:
Audio and Web Conferencing Services	$8,234,973	$8,611,928	$2,736,365	$2,902,537
Digital Media Services	4,159,879	4,282,032	1,336,633	1,582,793
Total consolidated revenue	$12,394,852	$12,893,960	$4,072,998	$4,485,330

Segment operating income:
Audio and Web Conferencing Services	$2,411,303	$2,740,178	$722,787	$946,490
Digital Media Services	1,159,222	1,206,268	403,994	551,466
Total segment operating income	3,570,525	3,946,446	1,126,781	1,497,956
Depreciation and amortization	(549,287)	(662,667)	(167,881)	(227,456)
Corporate/unallocated shared expenses	(3,151,090)	(3,379,458)	(1,103,943)	(1,031,206)
Impairment loss on goodwill and other intangible assets	(5,598,021)	-	(5,598,021)	-
Gain from litigation settlement	-	741,554	-	741,554
Other expense, net	(1,387,224)	(1,651,171)	(368,661)	(620,726)
Net (loss) income	$(7,115,097)	$(1,005,296)	$(6,111,725)	$360,122

	June 30, 2015	September 30, 2014

	(as restated)
Assets:
Audio and Web Conferencing Services Group	$4,913,675	$10,413,824
Digital Media Services Group	2,222,103	2,510,375
Corporate and unallocated	621,989	587,584
Total assets	$7,757,767	$13,511,783

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 9:  SUBSEQUENT EVENTS

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after June 30, 2015:

  Note 1 (compensation and other cost reductions after June 30, 2015; impact of certain debt and other obligations coming due after June 30, 2015 and after the issuance of these financial statements; funding commitment letter received after June 30, 2015; December 2015 agreement with Sigma to repay portion of New Sigma Note and to extend the maturity date on the balance; actual and anticipated sales of Infinite customer accounts to Partners after June 30, 2015; liquidity information as of September 30, 2015 and for the twelve months then ended; liquidity information as of June 30, 2016 and for the nine months then ended; management’s post June 30, 2015 exploration of the financial potential of the granted patents and the patents pending)
  Note 2 (patent application and issuance activity after June 30, 2015; management’s post September 30, 2015 exploration of the financial potential of the granted patents and the patents pending; actual and anticipated sales of Infinite customer accounts to Partners after June 30, 2015; impact of change in ONSM common share price through February 19, 2016)

  Note 3 (write-down of capitalized webcasting development costs after June 30, 2015)
  Note 4 (renewal of the Line in February 2016 and status of the Line after June 30, 2015, until such renewal; extensions and other modifications to various notes after June 30, 2015 including payment of fees in cash and shares; early repayment of certain notes after June 30, 2015; borrowings from Sigma and J&C after June 30, 2015; impact of change in ONSM common share price through February 19, 2016)
  Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through April 5, 2016; issuance of Executive Incentive Shares after June 30, 2015; status of office lease renewal negotiations in Florida as of April 5, 2016; impact of change in ONSM common share price through February 19, 2016)
  Note 6 (status through April 5, 2016 of communications with respect to June 30, 2015 shortfall reimbursement obligation; actual and anticipated sales of Infinite customer accounts to Partners after June 30, 2015, including issuance of common shares for management services)

During July 2015, we issued 200,000 unregistered common shares for investor relations and financial consulting services valued at approximately $38,000, which will be recognized as professional fees expense over a service period of twelve months.

During July 2016 we issued 215,000 unregistered common shares for professional investor relations and financial consulting services valued at approximately $34,000, which will be recognized as professional fees expense over a service period of twelve months.

During August 2016 we issued 25,000 unregistered common shares for financial advisory services valued at approximately $3,000, which will be expensed at the time of issuance.

During September 2016 we issued 125,000 unregistered common shares as a finders fee valued at approximately $16,000, which will be expensed at the time of issuance.

The operating lease for our Infinite Conferencing location in New Jersey expires January 31, 2022, after considering the most recent lease amendment executed in October 2016 with an effective date of February 1, 2017. The monthly base rental is approximately $17,700 through January 31, 2017, then, based on a mutual agreement to a reduction in the square footage, is $10,000 per month for the next twelve months and then increases by $500 per month for each of the next four twelve-month lease periods. The lease provides for one five-year renewal option at no less than the base rental at the time of renewal ($12,000), but not to exceed fair market value at the time of renewal. The lease is also cancellable by us any time after November 1, 2016 in the event of the sale of Infinite Conferencing or Onstream Media Corporation, such cancellation effective six months after notice is given by us to landlord after such sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 10: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Our previously issued financial statements as of June 30, 2015 and for the nine and three months then ended, contained the following disclosure:

“An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will still be performed as part of preparing our September 30, 2015 financial statements. Any material difference between the results of that impairment review as of September 30, 2015 and the interim impairment review performed by management as of June 30, 2015, as described above, will be evaluated with respect to whether a modification of the June 30, 2015 results is required, although management does not currently have reason to expect any such modification will be required.”

Notwithstanding the above expectation, the annual impairment review of our goodwill and other acquisition-related intangible assets performed as part of preparing our September 30, 2015 financial statements, utilizing the assistance of a third-party valuation services firm, indicated that the impairment loss on goodwill and other intangible assets, as presented in our previously issued financial statements as of June 30, 2015 and for the nine and three months then ended, was materially understated. Accordingly, as provided for in the above disclosure made in our previously issued financial statements, these amended and restated financial statements as of June 30, 2015, and for the nine and three months then ended, are being presented to reflect the impact of a modification of the previously reported impairment loss on goodwill and other intangible assets.

The following table compares the restated amounts to the previously reported amounts for affected items within our previously issued consolidated statements of operations for the nine and three months ended June 30, 2015:

	For the nine months ended		For the three months ended
	June 30, 2015		June 30, 2015
	As Restated	Previous	As Restated	Previous

Total revenue	$12,394,852	$12,394,852	$4,072,998	$4,072,998
Total costs of revenue	3,401,001	3,401,001	1,138,199	1,138,199
Gross margin	8,993,851	8,993,851	2,934,799	2,934,799

General and administrative expenses	8,574,416	8,574,416	2,911,961	2,911,961
Impairment loss on goodwill and
other intangible assets	5,598,021	2,400,000	5,598,021	2,400,000
Depreciation and amortization	549,287	549,287	167,881	167,881
Total operating expenses	14,721,724	11,523,703	8,677,863	5,479,842

Loss from operations	(5,727,873)	(2,529,852)	(5,743,064)	(2,545,043)

Other expense, net	(1,387,224)	(1,387,224)	(368,661)	(368,661)

Net loss	$(7,115,097)	$(3,917,076)	$(6,111,725)	$(2,913,704)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 10:  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table compares the restated amounts to the previously reported amounts for affected items within our previously issued consolidated balance sheet as of June 30, 2015:

	As Restated	Previous

ASSETS

Total current assets	2,717,694	2,717,694

PROPERTY AND EQUIPMENT, net	1,598,064	1,598,064
INTANGIBLE ASSETS, net	-	346,731
GOODWILL, net	3,207,314	6,058,604
OTHER NON-CURRENT ASSETS	234,695	234,695
Total assets	$7,757,767	$10,955,788

LIABILITIES AND EQUITY

Total liabilities	9,499,963	9,499,963

Total Onstream Media stockholders’
(deficit) equity	(2,742,196)	455,825
Noncontrolling owners’ interest in
Variable Interest Entity	1,000,000	1,000,000
Total (deficit) equity	(1,742,196)	1,455,825

Total liabilities and equity	$7,757,767	$10,955,788

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

During December 2015, we received gross proceeds of approximately $2.1 million for our sale of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”), which represent historical annual revenues of approximately $2.7 million. See note 6 for further details of this transaction, which resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the New Sigma Note discussed above. The December 2015 agreements with Sigma included their consent to our receipt of additional proceeds up to $772,500, without requiring accelerated principal repayments against the New Sigma Note, from similar sales of customer accounts. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015. During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

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

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status.

On March 27, 2007 we acquired the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). In connection with our subsequent pursuit of approval of these patents pending (i) on October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid and (ii) on October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid. These patents address live streaming of audio and/or video from multiple devices to a storage location, such as the Internet or cloud, and the ability to access and retrieve the audio and/or video to multiple devices, whereby the content is not stored on the device. Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending.

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

Results of Operations

Our consolidated net loss for the nine months ended June 30, 2015 was approximately $7.1 million, as compared to a net loss of approximately $1.0 million for the corresponding period of the prior fiscal year, an increase in our net loss of approximately $6.1 million, or 607.8%. The increased net loss was due to (i) a $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the nine months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $742,000 gain from litigation settlement recorded by us for the nine months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015. In addition, for the nine months ended June 30, 2015, there was (i) an approximately $272,000, or 2.9%, decrease in gross margin, (ii) an approximately $238,000, or 2.5%, decrease in operating expenses (other than the impairment loss on goodwill and other intangible assets) and (iii) an approximately $242,000, or 15.8%, decrease in interest expense, all as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the three months ended June 30, 2015 was approximately $6.1 million, as compared to net income of approximately $360,000 for the corresponding period of the prior fiscal year, an unfavorable change of approximately $6.5 million. The unfavorable change was primarily due to (i) a $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the three months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $742,000 gain from litigation settlement recorded by us for the three months ended June 30, 2014, for which there was no comparable transaction in fiscal 2015. In addition, for the three months ended June 30, 2015, there was (i) an approximately $347,000, or 10.6%, decrease in gross margin and (ii) an approximately $262,000, or 41.5%, decrease in interest expense, all as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Nine months ended June 30,
	2015	2014
Revenue:
Audio and web conferencing	56.2%	55.4%
Webcasting	28.3	27.0
Network usage	10.1	11.2
DMSP and hosting	5.0	5.5
Other	0.4	0.9
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.6%	15.1%
Webcasting	7.2	7.1
Network usage	4.9	4.8
DMSP and hosting	0.7	0.9
Other	-	0.2
Total costs of revenue	27.4%	28.1%

Gross margin	72.6%	71.9%

Operating expenses:
Compensation (excluding equity)	44.7%	42.7%
Compensation (paid with equity)	1.6	3.3
Professional fees	7.0	8.0
Other general and administrative	15.9	13.5
Impairment loss on goodwill and other intangible assets	45.2	-
Depreciation and amortization	4.4	5.1
Total operating expenses	118.8%	72.6%

Loss from operations	(46.2)%	(0.7)%

Other expense, net:
Interest expense	(10.4)%	(11.9)%
Debt extinguishment loss	-	(1.0)
Gain from litigation settlement		5.7
Other (expense) income, net	(0.8)	0.1
Total other (expense) income, net	(11.2)%	(7.1)%

Net loss	(57.4)%	(7.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the nine months ended June 30,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$12,394,852	$12,893,960	$(499,108)	(3.9)%
Total costs of revenue	3,401,001	3,627,860	(226,859)	(6.3)
Gross margin	8,993,851	9,266,100	(272,249)	(2.9)%

General and administrative expenses	8,574,416	8,699,112	(124,696)	(1.4)%
Impairment loss on goodwill and other intangible assets	5,598,021	-	5,598,021	N/A
Depreciation and amortization	549,287	662,667	(113,380)	(17.1)
Total operating expenses	14,721,724	9,361,779	5,359,945	57.3%

Loss from operations	(5,727,873)	(95,679)	5,632,194	5,886.7%

Other expense, net	(1,387,224)	(909,617)	477,607	52.5

Net loss	$(7,115,097)	$(1,005,296)	$6,109,801	607.8%

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

Based on information compiled thus far, our consolidated fiscal 2015 revenues are less than our consolidated revenues for fiscal 2014, with such decrease primarily relating to audio and web conferencing revenue, network usage revenues and DMSP and hosting revenues. Based on information compiled thus far, our consolidated revenues for the first nine months of fiscal 2016 are less than our consolidated revenues for the corresponding fiscal 2015 period, with such decrease primarily relating to audio and web conferencing revenue and DMSP and hosting revenues. However, we expect that because of our recent sales and marketing efforts, which include increased advertising and promotional expenditures, as well as new webcasting and audio and web conferencing products as discussed above, we could start to see some revenue growth by the end of fiscal 2016, as compared to the corresponding fiscal 2015 period, although this cannot be assured.

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

Operating Expenses

Consolidated operating expenses were approximately $14.7 million for the nine months ended June 30, 2015, an increase of approximately $5.4 million (57.3%) from the corresponding period of the prior fiscal year, due to (i) a $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the nine months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014 and (ii) an approximately $226,000, or 13.0%, increase in other general and administrative expenses as compared to the corresponding period of the prior fiscal year, such increases partially offset by (i) an approximately $223,000, or 53.4%, decrease in compensation paid with common shares and other equity and (ii) an approximately $168,000, or 16.3%, decrease in professional fees, both decreases as compared to the corresponding period of the prior fiscal year.

See “Goodwill and Other Intangible Assets”, which is part of the Critical Accounting Policies and Estimates section below, for details with respect to the approximately $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the nine months ended June 30, 2015.

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

	Three months ended June 30,
	2015	2014
Revenue:
Audio and web conferencing	57.2%	54.4%
Webcasting	28.2	29.3
Network usage	9.9	10.2
DMSP and hosting	4.6	5.3
Other	0.1	0.8
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	15.4%	14.4%
Webcasting	7.5	6.9
Network usage	4.9	4.4
DMSP and hosting	0.1	1.0
Other	-	0.1
Total costs of revenue	27.9%	26.8%

Gross margin	72.1%	73.2%

Operating expenses:
Compensation (excluding equity)	45.5%	39.8%
Compensation (paid with equity)	(0.2)	2.5
Professional fees	9.3	7.4
Other general and administrative	16.9	13.1
Impairment loss on goodwill and other intangible assets	137.5	-
Depreciation and amortization	4.1	5.1
Total operating expenses	213.1%	67.9%

(Loss) income from operations	(141.0)%	5.3%

Other (expense) income, net:
Interest expense	(9.1)%	(14.0)%
Gain from litigation settlement	-	16.5
Other (expense) income, net	-	0.2
Total other expense, net	(9.1)%	2.7%

Net (loss) income	(150.1)%	8.0%

The following table is presented to illustrate our discussion and analysis of our results of operations.This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended June 30,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$4,072,998	$4,485,330	$(412,332)	(9.2)%
Total costs of revenue	1,138,199	1,203,614	(65,415)	(5.4)
Gross margin	2,934,799	3,281,716	(346,917)	(10.6)%

General and administrative expenses	2,911,961	2,814,966	96,995	3.4%
Impairment loss on goodwill and other intangible assets	5,598,021	-	5,598,021	N/A
Depreciation and amortization	167,881	227,456	(59,575)	(26.2)
Total operating expenses	8,677,863	3,042,422	5,635,441	185.2%

(Loss) income from operations	(5,743,064)	239,294	(5,982,358)	N/A %

Other (expense) income, net	(368,661)	120,828	(489,489)	N/A

Net (loss) income	$(6,111,725)	$360,122	$(6,471,847)	N/A %

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

Operating Expenses

Consolidated operating expenses were approximately $8.7 million for the three months ended June 30, 2015, an increase of approximately $5.6 million (185.2%) from the corresponding period of the prior fiscal year, due to (i) a $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the three months ended June 30, 2015, for which there was no comparable transaction in fiscal 2014, (ii) an approximately $101,000, or 17.1%, increase in other general and administrative expenses and (iii) an approximately $51,000, or 15.5%, increase in professional fees, such increases partially offset by an approximately $122,000, or 107.4%, decrease in compensation paid with common shares and other equity and all as compared to the corresponding period of the prior fiscal year.

Details with respect to the $5.6 million impairment loss on goodwill and other intangible assets is in the above comparison of operating expenses for the nine months ended June 30, 2015 to the corresponding prior year period.

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

Liquidity and Capital Resources

For the year ended September 30, 2014, we had a net loss of approximately $1.7 million, although cash provided by operating activities for that period was approximately $457,000. For the nine months ended June 30, 2015, we had a net loss of approximately $7.1 million, although cash provided by operating activities for that period was approximately $180,000. Cash provided by operating activities is calculated after adding back to our net loss the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The other fees and expenses included in debt discount include amounts payable in cash and/or equity and may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

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

Cash provided by operating activities of approximately $180,000 for the nine months ended June 30, 2015, represents an approximately $319,000 decrease in cash provided by operating activities as compared to approximately $499,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $180,000 cash provided by operating activities for the nine months ended June 30, 2015 reflects (i) net cash used by operating activities before changes in current assets and liabilities other than cash of approximately $7,000, which in turn represents our net loss of approximately $7.1 million, offset by approximately $7.1 million non-cash expenses included in that net loss and (ii) an approximately $187,000 net increase from changes in non-cash working capital items. The primary non-cash expenses included in our loss for the nine months ended June 30, 2015 were a $5.6 million impairment loss on goodwill and other intangible assets, approximately $572,000 of amortization of discount on notes payable and convertible debentures and approximately $549,000 of depreciation and amortization. The approximately $187,000 net increase from changes in non-cash working capital items for the nine months ended June 30, 2015 is primarily due to an approximately $333,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers, partially offset by an approximately $161,000 increase in accounts receivable. The approximately $187,000 net increase from changes in non-cash working capital items represented approximately $64,000 more cash than the net increase from changes in non-cash working capital items of approximately $123,000 for the corresponding period of the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

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

The terms of the Line prior to the Effective Date required that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), although this was never implemented. This requirement continues after the Effective Date, including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year. The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of April 5, 2016 these provisions have not been implemented, the Modification also provides that our lack of such compliance will not be considered a Default or Event of Default during the first sixty (60) days after the Effective Date, provided that we are making reasonable progress towards such compliance. We believe that we are making such progress, and have not received any notification from the Lender to the contrary, as of April 5, 2016. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such lockbox provisions up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

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

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provides that notwithstanding any other provisions of the Line or the Modification, such condition will not be considered a Default or an Event of Default, and Lender will agree to make advances to us thereunder based on the Borrowing Base plus the amount determined per the following schedule (the “Allowable Overadvance”): February 10-27, 2016 ($300,000); February 28 – March 30, 2016 ($275,000); March 31 – April 29, 2016 ($250,000); April 30 – May 30, 2016 ($200,000); May 31 – June 29, 2016 ($150,000); June 30 – July 30, 2016 ($100,000) and zero as of July 31, 2016 and thereafter. As of February 19, 2016, the outstanding balance under the Line was approximately $1,650,000, which exceeded the Borrowing Base (before considering the Allowable Overadvance) by approximately $221,000. As of October 24, 2016, the outstanding balance under the Line was approximately $1,576,000, which exceeded the Borrowing Base by approximately $248,000. Although there is no formal obligation to do so, as of October 24, 2016 the Lender was allowing such overadvance condition to continue, under their expectation that we are seeking alternative funding to replace that overadvance. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such overadvances up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. We have complied with this Covenant for all applicable quarters through June 30, 2015. The Modification provides that effective January 1, 2016 and thereafter, the Covenant will require that our net income or loss, adjusted to (i) add back all non-cash expenses as well as cash interest expense and (ii) subtract cash distributions and/or cash dividends paid during such period, be equal to or greater than 1.2 times the sum of cash payments for interest and debt principal payments. The Modification also provides that we will not declare or pay any dividends or distributions on any equity interest, if before or after such event an Event of Default or Default, as defined in the Modification, would exist. Both before and after the Modification, the terms of the Line allow us to achieve compliance with the Covenant by (i) including any excess of adjusted net income over the amount of adjusted net income required to comply with the Covenant in the preceding two quarters or (ii) adding to adjusted net income the proceeds from subordinated debt or equity sales meeting defined conditions, and received within certain time frames extending prior to, and in some cases subsequent to, the relevant date of determination, all set forth in the Line and the Modification. The Modification also explicitly allows, subject to Lender’s prior consent, proceeds from our sales of revenues/customer accounts to a separate legal entity and received within a time frames extending six months prior to, and one month subsequent to, the relevant date of determination, to be added to adjusted net income for purposes of the Covenant. In a letter dated October 26, 2016, the Lender consented to the inclusion of proceeds from our December 2015 and June 2016 sales of revenue/customer accounts to Partners, as well as the proceeds from such sale in process that we expect to be effective during November 2016, and extended the carryback period for those proceeds from one month to three months.

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

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $29,000 and we agreed to be responsible for the following ongoing expenses, effective December 16, 2015: (i) fees of the third-party accounting firm discussed above, expected to increase to approximately $25,000 to $30,000 per year, (ii) certain compensation and expense payments to the general partner, which we expect will be approximately $38,000 to $40,000 per year and (iii) certain other financial transaction expenses, which we expect will be approximately $25,000 per year.

In connection with the December 16, 2015 sale, Infinite and Partners entered into:

•    an Amended and Restated Make Whole Agreement (“Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts and the First Tranche of Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.2 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.0 million (or the equivalent in cash flow). All other terms of the Amended Make Whole Agreement were substantially the same as the terms of the Make Whole Agreement as discussed above.

•    an Amended and Restated Membership Interest Option Agreement (“Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts and the First Tranche of Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Amended Option Agreement were substantially the same as the terms of the Membership Interest Option Agreement as discussed above.

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

During the period from March 25, 2016 through June 30, 2016 we received aggregate gross proceeds of approximately $800,000 for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represent historical annual revenues of approximately $1.0 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 21% as of June 30, 2016. In connection with this transaction, we incurred one-time initial legal and consulting fees and expenses of approximately $54,000. Our ongoing expenses related to the VIE are not expected to be materially different as a result of this June 30, 2016 transaction, as compared to those expenses as of December 16, 2015, as discussed above.

In connection with the June 30, 2016 sale, Infinite and Partners entered into:

•    an Amended and Restated Make Whole Agreement (“Second Amended Make Whole Agreement”) which provides that if the combined revenues from the Sold Accounts, the First Tranche of Additional Sold Accounts and the Second Tranche of Additional Sold Accounts (“Combined Revenues”) falls below approximately $3.9 million, Infinite will transfer additional customer accounts to Partners (which will become part of the Sold Accounts) sufficient to bring the Combined Revenues back to approximately $4.9 million (or the equivalent in cash flow). All other terms of the Second Amended Make Whole Agreement were substantially the same as the terms of the Amended Make Whole Agreement as discussed above.

•    an Amended and Restated Membership Interest Option Agreement (“Second Amended Option Agreement”) whereby we have the right for the two-year period through December 16, 2017 to buy 100% ownership (i.e., all of the membership interests) of Partners by payment of the combined purchase price of the Sold Accounts, the First Tranche of Additional Sold Accounts and the Second Tranche of Additional Sold Accounts plus $100,000 (“Purchase Price”), plus a premium, which premium increases on a pro-rata basis to 10% of the Purchase Price over the two year period, subject to a minimum premium of 5%. All other terms of the Second Amended Option Agreement were substantially the same as the terms of the Amended Option Agreement as discussed above.

•    an Amended and Restated Management Services Agreement (“Second Amended MSA”) with a two year term expiring on December 16, 2017,unless and until terminated by mutual consent of the parties or pursuant to certain termination rights. The Second Amended MSA provides that the Partners’ return is guaranteed for the first six months regardless of whether we exercise our rights under the Second Amended Option Agreement or the Second Amended MSA is otherwise terminated. All other terms of the Second Amended MSA were substantially the same as the terms of the Amended MSA as discussed above.

During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2015. $10,000 of this amount was paid by us in cash on September 22, 2015 and the $15,000 balance was satisfied by a note we issued to J&C dated December 31, 2015, as discussed in more detail above in connection with the Working Capital Notes.  The consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2016.

On March 27, 2007 we acquired the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). In connection with our subsequent pursuit of approval of these patents pending (i) on October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid and (ii) on October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid – see note 2 for details. Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending.

We have incurred losses since our inception, and have an accumulated deficit of approximately $147.7 million as of June 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2014, our revenues were not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the Working Capital Notes and Sigma Note 2 and we also restructured the payment terms of Sigma Note 1 and certain other notes. Our revenues for the nine months ended June 30, 2015 were also not sufficient to fund our total cash expenditures (operating, capital and scheduled debt service) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners and we again needed to restructure the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes. For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus scheduled debt principal repayments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes. For the nine months ended June 30, 2016, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 and June 2016 sales of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the New Sigma Note and certain other notes.

During the period from July 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended June 30, 2017 by approximately $540,000, as compared to the twelve months ended June 30, 2016. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended June 30,  2017, as compared to the twelve months ended June 30, 2016.

Based on historical results as well as results since June 30, 2015 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for the twelve month period ended June 30, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners and the Funding Letter and/or the monetization of our patents, all sources of capital as discussed above. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed above, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

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

The resolution of debt and other obligations becoming due within a few months after the issuance of this 10-Q/A represent an imminent issue that will require significant cash resources in the near-term. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $187,000 on December 31, 2016 and $625,000 on January 15, 2017. In the event we exercised our rights under the extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

We are closely monitoring our revenue and other business activity to determine if and when further cost reductions, the raising of additional capital or other activity is considered necessary. The Executives have deferred a portion of their compensation in the past, to the extent we needed that cash to meet other operating expenses, and have agreed to defer a portion of their compensation to the extent we need that cash to enable us to be a going concern through September 30, 2017.

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. Based on our plan to continue our operations through September 30, 2017, we will need to raise the remaining $1.275 million from the sale of the Third Tranche of Additional Sold Accounts and borrow $800,000 per our option to do so under the Funding Letter, as discussed above, or from other funding sources, and we will also need to obtain extensions of the existing maturity dates past that date for certain identified notes payable representing aggregate principal of $640,000. In addition we will need to increase our gross margin and/or decrease our operating expenses by an aggregate of approximately $1.0 million per year, as compared to their current levels, for the year ended September 30, 2017 – our plan includes specific potential sources of new gross margin and expense reductions aggregating approximately $1.5 million. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill was approximately $3.2 million at June 30, 2015, representing approximately 41% of our total assets. Other intangible assets resulting from prior acquisitions have been fully amortized and/or written down as of June 30, 2015. In addition, property and equipment as of June 30, 2015 includes approximately $1.3 million (net of depreciation) primarily related to the capitalized development costs of the DMSP and Webcasting/iEncode platforms. The book value of our equity (both excluding and including noncontrolling owners’ interest in VIE) was negative as of June 30, 2015.

The following discussion pertains to our testing for impairment as of September 30, 2015, utilizing the assistance of a third-party valuation services firm. Our management, with the assistance of a third-party valuation services firm as further discussed below, determined that the impairment identified during such testing existed as of June 30, 2015 and therefore should be reflected in our June 30, 2015 financial statements.

In accordance with GAAP, we periodically test these assets for potential impairment.  As part of our testing, we rely on both historical operating performance as well as anticipated future operating performance of the entities that have generated these intangibles.  Factors that could indicate potential impairment include a significant change in projected operating results and cash flow, a new technology developed and other external market factors that may affect our customer base.  We will continue to monitor our goodwill and other intangible assets and our overall business environment. If there is a material adverse and ongoing change in our business operations (or if an adverse change initially considered temporary is determined to be ongoing), the value of our goodwill and other intangible assets could decrease significantly. In the event that it is determined that we will be unable to successfully market or sell any of our services, an impairment charge to our statement of operations could result. Any future determination requiring the write-off of a significant portion of goodwill or unamortized intangible assets, although not requiring any additional cash outlay, could have a material adverse effect on our financial condition and results of operations.

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2015 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included our declining revenues as well as certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

The material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division, the OCC/Intella2 division and the Webcasting division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized service to the entertainment industry (movies, television, advertising) that uses a specific type of network connection (integrated services digital network or “ISDN”) to transport its clients’ multimedia content. ISDN is a significantly different technology from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above, our management performed discounted cash flow (“DCF”) projections and market value (“MV”) analyses to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these projections and analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

Our management, with the assistance of the third-party valuation services firm, determined the rates and assumptions ( including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to perform the DCF projections and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; industry growth projections; our historical sales trends and our technological accomplishments compared to our peer group.

As part of the DCF projections, we analyzed our corporate payroll and other costs to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing the projections used by us in the above analyses. For the year ended September 30, 2015, we determined that approximately 82% of our corporate costs (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

During the time period from February 2015 through June 2016, we received cash proceeds for our sales, in tranches, of defined subsets of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). In accordance with management fee agreements we entered into with Partners in connection with these sales, we are required to continue servicing the sold accounts and absorb all related costs of doing so but we also receive the Partners’ revenues from these sold accounts, less a deduction for the Partners’ guaranteed return - see Liquidity and Capital Resources above for a detailed discussion of these transactions. For purposes of the September 30, 2015 evaluation, we included the Partners’ revenues and all related operating costs incurred by us in our DCF projections for the audio and web conferencing reporting unit, but considered the amount deducted for the Partners’ guaranteed return to not be specific to that unit’s operations but rather to be analogous to a corporate financing cost and thus this cash outflow was not included as part of our DCF projections for the audio and web conferencing reporting unit.

For the September 30, 2015 evaluation, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization). In the case of the September 30, 2015 evaluation, we, based on the advice of the third-party valuations services firm, determined that the publicly reporting companies and public market transactions that we were able to identify as available for our analysis were not sufficiently comparable to the operating characteristics of most of our reporting units therefore these MV analyses were given a zero percent (0%) weighting - i.e., they were not considered - when determining FV.

Based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were less than their respective net carrying amounts as of September 30, 2015 and that further evaluation under the second step of the two-step process described above was necessary.

As part of this second step, our management, with the assistance of the third-party valuation services firm, determined the fair value of all tangible and intangible assets and liabilities of each of our reporting units, including any material unrecorded assets or liabilities. This allocation process was performed only for purposes of testing goodwill for impairment, and did not result in the write up or write down of recognized assets or liabilities, or the recognition of previously unrecognized assets or liabilities. The carrying value of each reporting unit’s goodwill was then compared to the implied fair value of that reporting unit’s goodwill, such implied value being any excess of the FV of a reporting unit over the amounts assigned to its assets and liabilities, and the excess of the carrying value over the implied fair value was written off, as follows: approximately $4.1 million related to the audio and web conferencing reporting unit’s goodwill (of which we allocated approximately $3.9 million to Infinite and approximately $250,000 to Intella2), approximately $750,000 related to the EDNet reporting unit’s goodwill and approximately $271,000 related to the Acquired Onstream reporting unit’s goodwill. In addition, as a result of the above valuation, we recorded an approximately $446,000 write-off of the remaining Intella2 intangible assets, primarily the customer list. These write-offs were classified in our financial statements as impairment losses on goodwill and other intangible assets aggregating approximately $5.6 million for the year ended September 30, 2015.

Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2015, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares and the Executive Shares and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.21 per share as of September 30, 2015. The closing ONSM share price was $0.19 per share as of June 30, 2015, and we similarly concluded that there were no conditions with respect to our market capitalization as of June 30, 2015 which would require further evaluation with respect to the carrying values of our reporting units.

No additional impairment adjustments were made for the three months ended September 30, 2015, as a result of the annual impairment review done as of that date. An annual impairment review of our goodwill and other acquisition-related intangible assets, utilizing the assistance of a third-party valuation services firm, will be performed as part of preparing our September 30, 2016 financial statements.  Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

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

ITEM 4T.              CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Furthermore, because of such condition, it was necessary to file this Quarterly Report on Form 10-Q/A in order to modify the previously reported impairment loss on goodwill and other intangible assets.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of June 30, 2015, our internal control over financial reporting was not effective at the reasonable assurance level. Furthermore, because of such condition, it was necessary to file this Quarterly Report on Form 10-Q/A in order to modify the previously reported impairment loss on goodwill and other intangible assets.

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
Date: October 28, 2016

/s/ Randy S. Selman
Randy S. Selman,
President and Chief Executive Officer

/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer
And Principal Accounting Officer