Form 10-K
period 2015-09-30
Onstream Media CORP
filed 2016-10-28
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the averaged bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant’s common stock on March 31, 2015 was approximately $3.4 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 7, 2016, 23,837,080 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, the potential for cybersecurity breaches and other risks of reliance on the Internet and telephone networks as integral parts of our business operations and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2015, unless otherwise stated. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I

ITEM 1.                                BUSINESS

Our Business, Products and Services

We are a leading online service provider of live and on-demand Internet video, corporate audio and web communications and content management applications.  We had approximately 82 full time employees as of September 30, 2015, with operations organized in two main operating groups:

•                     Audio and Web Conferencing Services Group

•                     Digital Media Services Group

Products and services provided by each of the groups are:

Audio and Web Conferencing Services Group

Our Audio and Web Conferencing Services Group consists of our Infinite Conferencing (“Infinite”) division, our Onstream Conferencing Corporation (“OCC”) division and our EDNet division. This group represented approximately 66.8% and 67.3% of our revenues for the years ended September 30, 2015 and 2014, respectively. These revenues are comprised primarily of network access and usage fees as well as the sale and rental of communication equipment.

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

 Digital Media Services Group

Our Digital Media Services Group consists primarily of our Webcasting division and our DMSP (“Digital Media Services Platform”) division. The DMSP division includes the related UGC (“User Generated Content”) and Smart Encoding divisions.  This group represented approximately 33.2% and 32.7% of our revenues for the years ended September 30, 2015 and 2014, respectively. These revenues are comprised primarily of fees for hosting/storage, search/retrieval and distribution/streaming of digital assets as well as encoding and production fees.

Our Webcasting division, which operates primarily from Pompano Beach, Florida, provides an array of corporate-oriented, web-based media services to the corporate market including live audio and video webcasting and on-demand audio and video streaming for any business, government or educational entity. This includes online webcasting services, a cost effective means for corporations to broadcast conference calls live, making them available to the investing public, the media and to anyone worldwide with Internet access. The Webcasting division also has a sales and production support office in New York City as well as additional production and back-up webcasting facilities in our San Francisco office. We market the webcasting services through a direct sales force and through channel partners, also known as resellers.  Each webcast can be heard and/or viewed live, and then archived for replay, with an option for accessing the archived material through a company's own web site. These webcasts primarily communicate corporate earnings and other financial information; product launches and other marketing information; training, emergency or other information directed to employees; and corporate or other special events. The Webcasting division’s products include the MarketPlace365 service, which provides its customers with a Virtual Conference Center, which is a multiple event conference solution with integrated webcasting. We expect to shortly introduce and begin marketing a “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line.

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

No single customer has represented more than 10% of our consolidated revenues during the years ended September 30, 2015 or 2014.

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

                The Digital Media Services Group provides a live streaming and publishing platform to multiple players, including mobile devices. While there is competition for the provision of these digital media services, our strategic offering of integrated webcasting, multi-screen encoding, intelligent syndication with broad spectrum video indexing services, all as part of a unified and scalable digital media platform (the DMSP), provides significant differentiation from our competitors. Furthermore, most of our competitors focus on the media and entertainment industry, while we primarily target corporate, enterprise, government and education clients. Our platform competes with other online video platforms such as ExtendMedia, LiveStream, Move Networks, Ooyala (Telstra), thePlatform (Comcast), Ustream, DaCast, Wowza Media Services, Encoding.com, Vimeo, Kaltura Media Space, Netromedia,Wistia and others. Other companies that compete in some portion of the digital media services market targeted by us include Akamai, Ascent Media, BrightCove, Edgecast, Limelight, Neulion, PermissionTV, Sonic Foundry, Telestream,  Twistage, and VitalStream (Internap).

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

Certain of our services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with audio conference calls. In addition, in 2011 the FCC announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology and in April 2012 issued a “Further Notice of Proposed Rulemaking” (the “2012 FNPRM”), which if implemented might expand the types of business operations that are considered subject to USF contribution payments. The 2012 FNPRM sought comments from the public on four major areas: (i) clarifying and modifying the FCC’s rules on what services and service providers must contribute to the fund (ii) whether the FCC should reform the current revenues system or adopt an alternative system, (iii) how to improve administration of the contribution system and (iv) how to improve the contributions methodology with respect to the recovery mechanisms from end users (including changes with respect to our current practice of recovering our USF contributions from our customer end-users through a line-item (surcharge) on our invoices to them).  The period for submitting comments closed on August 6, 2012.  On August 7, 2014 the FCC asked the Federal-State Joint Board on Universal Service to provide its recommendations, on or before April 7, 2015, with respect to the 2012 FNPRM. To the best of our knowledge, no further action has been taken with respect to this matter as of October 28, 2016.

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

On September 2, 2015, with reference to the First Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 2, 2015 filing date for a new patent application (number 14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we filed our timely response to on January 19, 2016. On January 28, 2016, the USPTO issued a related Notice of Incomplete Reply, which we filed our timely response to on February 17, 2016. The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the First Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the First Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the First Granted Patent.

With respect to the claims pending in the second of the two Original Applications (number 12/110,691), the USPTO issued a non-final rejection in June 2011 (which was reissued in January 2012) and a final rejection in June 2012. With respect to the June 2012 rejection, we filed a pre-appeal brief conference request on September 7, 2012 and the USPTO responded on September 27, 2012 with a decision to proceed to appeal. We filed a Request for Continuing Examination with the USPTO on April 5, 2013, which the USPTO responded to on June 12, 2013 with a non-final rejection. Our response to that non-final rejection was filed on November 12, 2013, which the USPTO responded to on January 10, 2014 with a final rejection.In response to this final rejection, we filed a Notice of Appeal on April 8, 2014 and the related Appeal Brief on June 9, 2014,which the USPTO responded to with an Examiner’s Answer on September 3, 2014.  On November 3, 2014 we filed a Reply Brief with the Patent Trial and Appeal Board and on June 16, 2016 the Patent Trial and Appeal Board issued their decision, which (i) reversed the Examiner’s previous rejection of the claims in Application 12/110,691 under 35 U.S.C. Section 112 (“lack of written description” and “enablement”) and (ii) affirmed the Examiner’s previous rejection of those claims under 35 U.S.C. Section 103 (“obviousness”).  On August 16, 2016, we filed a Request for Continued Examination with the USPTO, which included our response to the June 16, 2016 decision on appeal and a request that our application be reconsidered. Our response also included modifications to certain claims made in the original patent application. On August 25, 2016, the USPTO issued a Notice of Allowance and Fees Due, which granted the claims as submitted by us on August 16, 2016. On October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid.

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

Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property and/or the trade secrets that are part of such intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

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

Employees

As of October 7, 2016 we had approximately 75 full time employees, of whom 42 were design, production and technical personnel, 13 were sales and marketing personnel and 20 were general, administrative and executive management personnel. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

General

                We were formed under the laws of the State of Florida in May 1993.  Our executive offices are located at 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Our telephone number at that location is (954) 917-6655.

ITEM 2.                                PROPERTIES

                We lease:

•                  an approximately 16,500 square foot facility at 1291 SW 29th Street in Pompano Beach, Florida, which serves as our corporate headquarters and houses the majority of our webcasting activities.  Our lease, which expired on September 15, 2013, provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. As of October 28, 2016, we are in negotiations with the landlord with respect to the terms of our continuing tenancy at that location. The current monthly base rental is approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly).

•                 an approximately 10,800 square foot facility at 100 Morris Avenue in Springfield, New Jersey, which houses the Infinite Conferencing audio and web conferencing operations. Our lease expires on January 31, 2022 after considering the most recent lease amendment executed in October 2016 with an effective date of February 1, 2017. The monthly base rental is approximately $17,700 through January 31, 2017, then, based on a mutual agreement to a reduction in the square footage, is $10,000 per month for the next twelve months and then increases by $500 per month for each of the next four twelve-month lease periods. The lease provides for one five-year renewal option at no less than the base rental at the time of renewal ($12,000), but not to exceed fair market value at the time of renewal. The lease is also cancellable by us any time after November 1, 2016 in the event of the sale of Infinite Conferencing or Onstream Media Corporation, such cancellation effective six months after notice is given by us to landlord after such sale.

•                 approximately 1,200 square feet of office space of located at 545 Fifth Avenue, New York City, New York.  These offices serve primarily for webcasting sales activities and backup to Florida-based webcasting operations. Our lease expires January 24, 2018 and provides one two-year renewal option at the greater of the fifth year rental or fair market value. The monthly base rental is approximately $8,600 with annual increases up to 2.8%.

•                  an approximately 1,300 square foot facility at 901 Battery Street, Suite 210 in San Francisco, which serves as administrative headquarters for the EDNet division of the Audio and Web Conferencing Services Group, and houses the centralized network hub for electronically bridging affiliate studios. In addition, the facility operates as a backup to Florida for webcasting operations. Our lease expires on September 30, 2018. The monthly base rental is approximately $5,600 (excluding month-to-month parking) with annual increases of approximately 3.0%.

•                  small limited purpose office space in Colorado Springs, Colorado on a short-term lease with a remaining maturity of less than one year, as well as equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas  and Minnesota.

ITEM 3.                                LEGAL PROCEEDINGS

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

                The following table sets forth the high and low closing sale prices for our common stock as reported on OTCQB or OTCP, as applicable, for the period from October 1, 2013 through October 7, 2016. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions or may represent transactions involving a small number of shares.

	High	Low
FISCAL YEAR 2014
First Quarter	$0.30	$0.17
Second Quarter	$0.30	$0.18
Third Quarter	$0.24	$0.18
Fourth Quarter	$0.22	$0.16

FISCAL YEAR 2015
First Quarter	$0.21	$0.15
Second Quarter	$0.21	$0.13
Third Quarter	$0.21	$0.13
Fourth Quarter	$0.23	$0.14

FISCAL YEAR 2016
First Quarter	$0.21	$0.13
Second Quarter	$0.19	$0.10
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.20	$0.11

FISCAL YEAR 2017
First Quarter (to October 7, 2016)	$0.18	$0.18

On October 7, 2016, the last reported sale price of the common stock on OTCP was $0.18 per share.   As of October 7, 2016 there were approximately 551 shareholders of record of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock.  We currently expect to retain future earnings, if any, to finance the growth and development of our business. As of October 28, 2016, there are no preferred shares outstanding.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”), which represented historical annual revenues of approximately $1.35 million. On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015. During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

In connection with the February 28, 2015 sale, Infinite and Partners entered into a Management Services Agreement (“MSA”) that provides for Infinite to continue to invoice the Sold Accounts but the payments when received from those Sold Accounts will be deposited in a segregated Partners owned bank account. Partners will return those customer proceeds to Infinite on a weekly basis in the form of a Management Fee, after deducting a certain amount representing (i) Partners’ guaranteed return (which is 40% of the Purchase Price per annum with the first six months guaranteed regardless of whether we exercise our repurchase rights as set forth in a related option agreement or the MSA is otherwise terminated) and (ii) accounting fees payable to the third-party accounting firm as discussed below. Infinite will continue to service the Sold Accounts, incurring and absorbing all related costs of doing so – i.e., Partners will have no operating responsibilities and no operating costs related to the sold accounts other than to pay the Management Fee to Infinite. As part of the December 16, 2015 sale of additional Infinite customer accounts, the MSA was amended to reduce the Partners’ guaranteed return percentage to 30% per annum, with the first six months guaranteed regardless of whether we exercise our repurchase rights as set forth in a related amended option agreement or the amended MSA is otherwise terminated.

As a result of our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the gross proceeds from this and subsequent transactions are reflected as an increase in our equity (noncontrolling owners’ interest in VIE), (ii) the gross revenues from the Sold Accounts, and accounts sold as part of our subsequent transactions with Partners, are included in our consolidated revenues and (iii) the payment of the Partners’ guaranteed return percentage, which is deducted from these gross revenues, is reflected as a decrease in our equity (distributions to owners of VIE).

Recent Sales of Unregistered Securities

During June and July 2016 we issued an aggregate of 300,000 unregistered common shares for professional IR and PR/marketing services valued at approximately $45,000, which will be recognized as professional fees expense over service periods of up to twelve months.

During June 2016 we issued 100,000 unregistered common shares for financial advisory services valued at approximately $14,000, which will be expensed at the time of issuance.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth securities authorized for issuance under our 2007 Equity Incentive Plan, individual compensation arrangements and any other compensation plans as of September 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category

2007 Equity Incentive Plan (1)	50,000	$2.95	822,237 (2)

Equity compensation plans approved by shareholders	None	None	None

Equity compensation plans not approved by shareholders	None	None	None

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

(2)  Based on the issuance of 3,627,763 common shares under the Plan (including the 2,875,000 Executive Incentive Shares issued plus the 375,000 Executive Incentive Shares expected to be issued as discussed in Item 11 – Executive Compensation) through September 30, 2015 and 50,000 outstanding financial consultant Plan Options as of September 30, 2015, there were 822,237 shares available for additional issuances under the Plan as of September 30, 2015.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

We are a leading online service provider of live and on-demand corporate audio and web communications, virtual event technology and social media marketing, provided primarily to corporate (including large as well as small to medium sized businesses), education and government customers.  We had approximately 75 full time employees as of October 7, 2016, with operations organized in two main operating groups:

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

Recent Developments

As of September 30, 2014 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) for principal and accrued interest aggregating $1,539,340. After our December 31, 2014 payment to Sigma of all accrued interest through that date, but no principal payments, we were obligated to Sigma under a secured note for $1,358,000, with future interest payable monthly at 21% per annum and the principal due on October 15, 2015 (the “New Sigma Note”). On September 21, 2015, Sigma loaned us an additional $225,000, which resulted in $192,500 cash proceeds net of certain fees and expenses charged by Sigma. The net proceeds were used to pay approximately $173,000 of outstanding principal on one of the Working Capital Notes plus approximately $20,000 of accrued interest on that note. Accordingly, the outstanding balance of the New Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable). During December 2015 we repaid $1.0 million of the outstanding balance due on the New Sigma Note and entered into additional agreements with Sigma whereby the maturity date on the remaining balance was extended from April 15, 2016 to December 31, 2016 and the interest rate, as well as certain other fees, was reduced. In the event of our default on the New Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”), which represent historical annual revenues of approximately $1.35 million. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $69,000 for the cash portion of legal and consulting fees related to this transaction. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the gross proceeds from this and subsequent transactions are reflected as an increase in our equity (noncontrolling owners’ interest in VIE), (ii) the revenues from the Sold Accounts, and accounts sold as part of our subsequent transactions with Partners, are included in our consolidated revenues and (iii) the payment of the Partners’ guaranteed return percentage, which is deducted from these gross revenues, is reflected as a decrease in our equity (distributions to owners of VIE).

During December 2015, we received gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million which transaction resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the New Sigma Note discussed above. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015. During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

Since December 2007, we have had a line of credit arrangement with a financial institution under which we could borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. On February 10, 2016, we entered into a loan modification agreement which extended the term of this line of credit arrangement through December 31, 2017.

See Liquidity and Capital Resources for further details with respect to the above transactions with Sigma, Thermo and Partners.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. The Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available, but does not represent any obligation to accept such funding on these terms and is not expected by us to be exercised. Cash provided under the Funding Letter, as extended, would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status.

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

Results of Operations

Our consolidated net loss for the year ended September 30, 2015 was approximately $8.4 million, as compared to a net loss of approximately $1.7 million for the prior fiscal year, an increase in our net loss of approximately $6.7 million, or 404.4%. The increased net loss was due to (i) an approximately $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the year ended September 30, 2015, for which there was no comparable transaction in fiscal 2014, (ii) an approximately $800,000 impairment loss on property and equipment recorded by us for the year ended September 30, 2015, for which there was no comparable transaction in fiscal 2014 and (iii) an approximately $744,000 gain from litigation settlement recorded by us for the year ended September 30, 2014, for which there was no comparable transaction in fiscal 2015 and (iv) an approximately $523,000, or 4.3%, decrease in gross margin for the year ended September 30, 2015, as compared to the prior fiscal year. These items are discussed in more detail below.

The impact of the above items for the year ended September 30, 2015 was partially offset by (i) an approximately $440,000, or 21.0%, decrease in interest expense, (ii) an approximately $270,000, or 28.2%, decrease in depreciation and amortization expense and (iii) an approximately $219,000, or 1.9%, decrease in general and administrative expenses (operating expenses other than the impairment loss on goodwill and other intangible assets, the impairment loss on property and equipment and depreciation and amortization expense), all as compared to the prior fiscal year and discussed in more detail below.

Our consolidated net loss for the year ended September 30, 2015 included approximately $233,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus no corresponding amount for the year ended September 30, 2014. Accordingly, the net loss attributable to the Onstream Media shareholders for the year ended September 30, 2015 was approximately $8.6 million, as compared to a net loss attributable to the Onstream Media shareholders of approximately $1.7 million for the prior fiscal year.

Year ended September 30, 2015 compared to the year ended September 30, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Years ended September 30,
	2015	2014
Revenue:
Audio and web conferencing	56.5%	56.0%
Webcasting	28.2	26.6
Network usage	10.2	11.0
DMSP and hosting	4.8	5.5
Other	0.3	0.9
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.6%	14.8%
Webcasting	7.3	7.1
Network usage	5.0	4.8
DMSP and hosting	0.7	1.0
Other	-	0.2
Total costs of revenue	27.6%	27.9%

Gross margin	72.4%	72.1%

Operating expenses:
Compensation (excluding equity)	45.2%	42.6%
Compensation (paid with equity)	1.3	3.4
Professional fees	6.8	8.0
Other general and administrative	16.2	13.6
Impairment loss on goodwill and other intangible assets	34.7	-
Impairment loss on property and equipment	5.0	-
Depreciation and amortization	4.2	5.6
Total operating expenses	113.4%	73.2%

Loss from operations	(41.0)%	(1.1)%

Other expense, net:
Interest expense	(10.2)%	(12.3)%
Debt extinguishment loss	-	(0.8)
Gain from litigation settlement	-	4.4
Other (expense) income, net	(0.6)	-
Total other expense, net	(10.8)%	(8.7)%

Net loss	(51.8)%	(9.8)%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(1.4)%	-
Onstream Media shareholders' net loss	(53.2)%	(9.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the years ended
	September 30,		Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$16,143,306	$16,933,194	$(789,888)	(4.7)%
Total costs of revenue	4,455,229	4,722,221	(266,992)	(5.7)
Gross margin	11,688,077	12,210,973	(522,896)	(4.3)%

General and administrative expenses	11,216,498	11,435,174	(218,676)	(1.9)%
Impairment loss on goodwill and other intangible assets	5,598,021	-	5,598,021	N/A
Impairment loss on property and equipment	800,000	-	800,000	N/A
Depreciation and amortization	685,954	956,027	(270,073)	(28.2)
Total operating expenses	18,300,473	12,391,201	5,909,272	47.7%

Loss from operations	(6,612,396)	(180,228)	6,432,168	3,568.9%

Other expense, net	(1,751,280)	(1,477,927)	273,353	18.5

Net loss	(8,363,676)	(1,658,155)	6,705,521	404.4%
Net income attributable to
noncontrolling owners' interest in VIE	(233,333)	-	233,333	N/A
Onstream Media shareholders' net loss	$(8,597,009)	$(1,658,155)	$6,938,854	418.5%

Revenues and Gross Margin

Consolidated operating revenue was approximately $16.1 million for the year ended September 30, 2015, a decrease of approximately $790,000 (4.7%) from the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group, but also due to decreased revenues of the Digital Media Services Group.

Audio and Web Conferencing Services Group revenues were approximately $10.8 million for the year ended September 30, 2015, a decrease of approximately $620,000 (5.4%) from the prior fiscal year, which included decreases in audio and web conferencing revenues as well as a decrease in the network usage revenues from the EDNet division.

Combined revenues from audio and web conferencing (the Infinite and OCC divisions combined) were approximately $9.1 million for the year ended September 30, 2015, which represented a decrease of approximately $371,000 (3.9%) as compared to the prior fiscal year, with results for each of the two divisions reflecting similar declines (in absolute dollars).

The OCC division’s revenues were approximately $804,000 for the year ended September 30, 2015, which represented a decrease of approximately $201,000 (20.0%) as compared to the prior fiscal year. This was in turn primarily due to lower total free conferencing business (“TFCB”) revenue, which was approximately $153,000 for fiscal 2014, with no corresponding amount for the year ended September 30, 2015. We purchased the TFCB business as part of our November 30, 2012 acquisition of certain assets and operations of Intella2 Inc., a San Diego-based communications company Intella2. However, under the terms of the July 29, 2014 settlement of litigation with Intella2 and its owner Paul Cohen, we transferred all TFCB customers and all associated revenues and expenses to Mr. Cohen, effective July 1, 2014.

The Infinite division’s revenues of approximately $8.3 million for the year ended September 30, 2015 represented a decrease of approximately $170,000 (3.1%) as compared to the prior fiscal year. This was primarily due to a decrease in average revenue per minute, which was approximately 5.5 cents for the year ended September 30, 2015, as compared to approximately 6.0 cents for the prior fiscal year. This decrease in average revenue per minute was partially offset by a 7.6% increase in the number of minutes billed by the Infinite division, which was approximately 159 million for the year ended September 30, 2015, as compared to approximately 148 million minutes for the prior fiscal year.  The average revenue per minute statistic includes auxiliary services and fees that are not billed to the customer on a per minute basis. The average revenue per minute statistic is also calculated including revenue billed by Infinite to its customers but purchased by Infinite from another Onstream division and thus included in that other division’s (and not Infinite’s) reported revenues. Although the decrease in average revenue per minute reflects our reactions to competitive pressures on the pricing side, we have been able to reduce our costs for the same reason.

The EDNet division’s network usage revenues were approximately $1.6 million for the year ended September 30, 2015, which represented a decrease of approximately $208,000 (11.2%) as compared to the prior fiscal year. This was in turn primarily due to lower usage of EDNet’s bridging services, with a corresponding decrease of approximately $131,000 in those billings for the year ended September 30, 2015 as compared to the prior fiscal year.

Digital Media Services Group revenues were approximately $5.4 million for the year ended September 30, 2015, a decrease of approximately $170,000 (3.1%) from the prior fiscal year, primarily due to a decrease in DMSP and hosting revenues.

DMSP and hosting revenues were approximately $773,000 for the year ended September 30, 2015, which represented a decrease of approximately $152,000 (16.4%) as compared to the prior fiscal year. This decrease reflects competitive pressures resulting in the continuing decline in the number of customers using these products and services.

Webcasting division revenues increased by approximately $55,000 (1.2%) for the year ended September 30, 2015 as compared to the prior fiscal year. We produced approximately 4,100 webcasts during the year ended September 30, 2015, which was approximately 200 greater than the number of webcasts produced in the prior fiscal year. The impact on revenue arising from the increased number of events was partially offset by a decrease in the average revenue per webcast event to $1,154 for the year ended September 30, 2015, which represented a decrease of $68, or 5.6%, as compared to the prior fiscal year. The average revenue per webcast includes revenue billed by the webcasting division to its customers but purchased by the webcasting division from another Onstream division and thus included in that other division’s (and not webcasting’s) reported revenues.

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

Consolidated gross margin was approximately $11.7 million for the year ended September 30, 2015, a decrease of approximately $523,000 (4.3%) from the prior fiscal year. This decrease generally corresponds to the approximately $790,000 (4.7%) decrease in revenues for the corresponding period, as discussed above. However, our consolidated gross margin percentage increased to 72.4% for the year ended September 30, 2015, versus 72.1% for the prior fiscal year. This increased percentage was primarily due to the percentage decrease in cost of sales for audio and web conferencing (the Infinite and OCC divisions combined) being larger than the percentage decrease in audio and web conferencing revenues.

Operating Expenses

Consolidated operating expenses were approximately $18.3 million for the year ended September 30, 2015, an increase of approximately $5.9 million (47.7%) from the prior fiscal year, due to (i) an approximately $5.6 million impairment loss on goodwill and other intangible assets recorded by us for the year ended September 30, 2015, for which there was no comparable transaction in fiscal 2014, (ii) an approximately $800,000 impairment loss on property and equipment recorded by us for the year ended September 30, 2015, for which there was no comparable transaction in fiscal 2014 and (iii) an approximately $317,000, or 13.8%, increase in other general and administrative expenses as compared to the prior fiscal year, such increases partially offset by (i) an approximately $366,000, or 63.6%, decrease in compensation paid with common shares and other equity, (ii) an approximately $270,000, or 28.2%, decrease in depreciation and amortization expense and (iii) an approximately $257,000, or 19.1%, decrease in professional fees, all decreases as compared to the prior fiscal year.

See “Goodwill and Other Intangible Assets”, which is part of the Critical Accounting Policies and Estimates section below, for details with respect to the approximately $5.6 million impairment loss on goodwill and other intangible assets and the $800,000 impairment loss on property and equipment, both as recorded by us for the year ended September 30, 2015.

The approximately $317,000 increase in other general and administrative expenses was primarily due to an increase in advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements primarily under other general and administrative expenses but also under professional fees. These expenses were approximately $980,000 and $640,000 for the years ended September 30, 2015 and 2014, respectively, representing an increase of $340,000, or 53.1%. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

The approximately $366,000 decrease in compensation paid with common shares and other equity was primarily due to an approximately $272,000 decrease in the expense recorded for the year ended September 30, 2015, as compared to the prior fiscal year, with respect to our obligation to reimburse the Executives, upon their resale of 1,700,000 ONSM common shares that we agreed in January 2013 to issue to them in lieu of certain compensation, for any shortfall versus $0.29 per share. The closing ONSM price of $0.27 per share as of September 30, 2013 resulted in an approximately $34,000 liability on our financial statements. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the liability to approximately $221,000, which resulted in an approximately $187,000 increase in non-cash compensation expense for the year ended September 30, 2014. Based on the closing ONSM price of $0.21 per share as of September 30, 2015, we decreased the liability to approximately $136,000, which resulted in an approximately $85,000 reduction of non-cash compensation expense for the year ended September 30, 2015. The difference between the $85,000 expense reduction for the year ended September 30, 2015 and the $187,000 expense increase for the year ended September 30, 2014 accounts for a $272,000 total decrease in the expense between the two years.

This approximately $257,000 decrease in professional fees was primarily due to (i) an approximately $238,000 decrease in legal and consulting fees and (ii) an approximately $58,000 decrease in accounting fees, such decreases partially offset by an approximately $85,000 aggregate increase in financial consultant fees and due diligence expenses incurred in connection with negotiations for potential financing.

Legal and consulting fees were approximately $214,000 for the year ended September 30, 2015, as compared to approximately $452,000 for the prior fiscal year, representing a decrease of approximately $238,000, or 52.8%. Legal and consulting fees incurred during the year ended September 30, 2015 were primarily related to (i) legal fees and (ii) marketing consultant expenses. Legal, consulting and other professional fees incurred during the year ended September 30, 2014 were primarily related to (i) corporate development and investor relations consulting activities, which activities were substantially curtailed during the year ended September 30, 2015 and (ii) litigation with Intella2 and its owner Paul Cohen, which was settled on July 29, 2014.

Accounting fees were approximately $182,000 for the year ended September 30, 2015, as compared to approximately $240,000 for the prior fiscal year, representing a decrease of approximately $58,000, or 24.2%. Forms 10-Q for the first, second and third quarters of fiscal 2014 were filed on April 30, June 5 and August 19, 2014, respectively, and the related accounting fees were expensed during the year ended September 30, 2014. Fees for the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the second and third quarters of fiscal 2015 were incurred, invoiced and paid subsequent to September 30, 2015 (i.e., in fiscal 2016).

Other Expense

Other expense, which is primarily interest, of approximately $1.8 million for the year ended September 30, 2015 represented an approximately $273,000 (18.5%) increase as compared to the prior fiscal year. This increase was due to an approximately $744,000 gain from litigation settlement recorded by us for the year ended September 30, 2014, for which there was no comparable transaction in fiscal 2015, partially offset by an approximately $440,000, or 21.0%, decrease in interest expense for the year ended September 30, 2015 as compared to the prior fiscal year.

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

The approximately $440,000 decrease in interest expense was primarily due to (i) an approximately $183,000 aggregate net decrease in interest expense recognized for certain subordinated debt (the Working Capital Notes, the Intella2 Investor Notes, the Fuse Note and the Subordinated Notes) for fiscal 2015 as compared to fiscal 2014, (ii) an approximately $111,000 aggregate net decrease  in interest expense recognized for certain senior debt (the New Sigma Note, the Rockridge Note, the Line and the USAC Notes) for fiscal 2015 as compared to fiscal 2014 (iii) an approximately $84,000 aggregate net decrease in the expense paid and/or accrued by us for fiscal 2015 related to our obligation to reimburse the shortfall upon the resale of certain of our common shares as well as the accretion of interest on obligations to repurchase certain of our common shares, as compared to the aggregate net amount of such accruals for fiscal 2014 and (iv) $52,000 of interest accretion recorded by us in connection with the Intella2 purchase price during fiscal 2014, for which there was no corresponding item in fiscal 2015, since we no longer accrued accretion after the July 29, 2014 Intella2 litigation settlement, as discussed above.

As discussed above under “Recent Developments”, on March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners. The proceeds from this sale were used by us to pay (i) approximately $311,000 of outstanding principal and approximately $136,000 of accrued interest on certain notes payable and (ii) approximately $69,000 for the cash portion of legal and consulting fees related to this transaction. The remaining proceeds were used for fee obligations under the New Sigma Note and for other operating expenses. As a result of certain of the items we repaid using the proceeds from Partners, our interest expense decreased. As a result of our treatment of Partners as a VIE requiring consolidation in our financial statements, the $1.0 million gross proceeds from this transaction was reflected by us as an increase in our equity and the approximately $233,000 paid and/or accrued for the Partners’ guaranteed return related to those invested proceeds for the year ended September 30, 2015, was reflected as a distribution out of our equity, and not as interest expense.

Net Income Attributable to Noncontrolling Owners' Interest in VIE

Our consolidated net loss for the year ended September 30, 2015 included approximately $233,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus no corresponding amount for the year ended September 30, 2014.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of the Sold Accounts to Partners. Based on our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, the revenues from the Sold Accounts are included in our consolidated revenues. The payment of the Partners' guaranteed return percentage, which is based on the cash proceeds received for this sale, is reflected as a decrease in our equity (distributions to owners of VIE) and also represents the portion of our consolidated results that are attributable to the VIE, with the balance of our consolidated results after deducting the VIE portion being the net loss attributable to the Onstream Media shareholders for the period.

Liquidity and Capital Resources

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. Cash provided by operating activities is calculated after adding back to our net loss the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The other fees and expenses included in debt discount include amounts payable in cash and/or equity and may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

Our cash balance decreased by approximately $72,000 during the year ended September 30, 2015. This was the result of approximately $320,000 used in investing activities and approximately $95,000 used in financing activities, partially offset by approximately $343,000 provided by operating activities. Although we had cash of approximately $317,000 at September 30, 2015, we had a working capital deficit of approximately $5.3 million at that date. This $5.3 million deficit includes the following items classified as current on our September 30, 2015 balance sheet: (i) approximately $1.5 million of net debt repaid by us from the proceeds of the Partners transaction in December 2015 and (ii) approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, both as discussed in more detail below.

Cash provided by operating activities of approximately $343,000 for the year ended September 30, 2015, represents an approximately $114,000 decrease in cash provided by operating activities as compared to approximately $457,000 cash provided by operating activities for the prior fiscal year. The approximately $343,000 cash provided by operating activities for the year ended September 30, 2015 reflects (i) net cash used by operating activities before changes in current assets and liabilities other than cash of approximately $96,000, which in turn represents our net loss of approximately $8.4 million, offset by approximately $8.3 million non-cash expenses included in that net loss and (ii) an approximately $440,000 net decrease in working capital other than cash. The primary non-cash expenses included in our loss for the year ended September 30, 2015 were an approximately $5.6 million impairment loss on goodwill and other intangible assets, an $800,000 impairment loss on property and equipment, approximately $715,000 of amortization of discount on notes payable and convertible debentures and approximately $686,000 of depreciation and amortization. The approximately $440,000 net decrease in working capital other than cash for the year ended September 30, 2015 is primarily due to an approximately $414,000 increase in accounts payable, accrued liabilities and amounts due to directors and officers. The $440,000 net decrease in working capital other than cash represented approximately $511,000 more cash than the net increase in working capital other than cash of approximately $71,000 for the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $320,000 for the year ended September 30, 2015 as compared to approximately $556,000 cash used in investing activities for the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs.

Cash used in financing activities was approximately $95,000 for the year ended September 30, 2015 as compared to approximately $231,000 cash provided by financing activities for the prior fiscal year. The current year period financing activities primarily related to (i) the December 31, 2014 repayment to Sigma of all accrued interest due on Sigma Notes 1 and 2 through that date, which interest had been capitalized as part of the outstanding principal balance, after which Sigma Notes 1 and 2 were cancelled and replaced with a new note payable to Sigma, (ii) the March 2015 repayment of the outstanding principal on certain notes payable from the proceeds of the March 2015 sale to Partners and (iii) the recurring distributions to the owners of Partners, effective March 1, 2015 through September 30, 2015, such uses of cash partially offset by the net proceeds we received in March 2015 from our sale, effective February 28, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners. These transactions are all discussed in more detail below. Financing activities for the year ended September 30, 2014, excluding accounts receivable based borrowing and repayment activity under the Line, primarily related to proceeds from the Working Capital Notes and from Sigma Note 2 and the repayment of certain notes payable from the proceeds of those two financings.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”). The Lender was Thermo Credit LLC through February 10, 2016 and as a result of an assignment, Thermo Communications Funding LLC, an affiliated company, subsequent to that date. Mr. Leon Nowalsky, a member of our Board, is an investor and board member in both entities.

The Line has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our September 30, 2015 balance sheet, since the outstanding balance at that date could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on that balance sheet, as well as our September 30, 2014 balance sheet.

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

Prior to the Effective Date, the outstanding balance (approximately $1.7 million as of September 30, 2015 and approximately $1.6 million as of October 24, 2016) bears interest at 12.0% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default. Accordingly, as of the Effective Date, the outstanding balance bears interest at 11.0% per annum.

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

The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of July 8, 2016  (the extended deadline granted by the Lender on June 8, 2016) these provisions had not been fully implemented, we were in substantial compliance with such provisions since August 1, 2016 and through October 28, 2016 and we have not received any notification from the Lender as to any Event of Default under these provisions, as of October 28, 2016. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such lockbox provisions up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line did not change from that time through June 24, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. Effective June 24, 2016, the first deposit was made to the Lockbox Account and applied against the balance outstanding under the Line.

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

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provided that notwithstanding any other provisions of the Line or the Modification, such condition would not be considered a Default or an Event of Default, and Lender would agree to make advances to us thereunder based on the Borrowing Base plus an overadvance amount determined by a schedule which started at $300,000 through February 27, 2016 but declined to zero as of July 31, 2016 and thereafter. As of October 24, 2016, the outstanding balance under the Line was approximately $1,576,000, which exceeded the Borrowing Base by approximately $248,000. Although there is no formal obligation to do so, as of October 24, 2016 the Lender is allowing such overadvance condition to continue, under their expectation that we are seeking alternative funding to replace that overadvance. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such overadvances up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. The Lender waived the requirement to comply with the Covenant for the quarter ended September 30, 2015. We have complied with the Covenant for all other applicable quarters through June 30, 2016.

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

Although we do not have final financial results for periods after June 30, 2016, our estimated calculations for the quarter ended September 30, 2016, including our expectations of additional financing proceeds after that date that would be allowable for inclusion in those calculations, indicate that we are in compliance with the Covenant.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The Modification provides that, without limiting any other rights and remedies provided by the terms of the Line or otherwise available to the Lender, the Lender may exercise one or more of certain rights and remedies, as listed in the Amendment, during the existence of any uncured Default (upon not less than five days prior written notice by Lender) or Event of Default which has not been waived in writing by Lender. Lender’s rights to exercise such rights and remedies will end if and when all of Debtors’ obligations to Lender in connection with the Line have been satisfied. The rights and remedies listed in the Modification include, but are not limited to: (i) verify the validity and amount of, or any other matter relating to, the accounts by mail, telephone, telegraph or otherwise, (ii) notify all account debtors that the accounts have been assigned to Lender and that Lender has a security interest in the accounts, (iii) direct all account debtors to make payment of all accounts directly to Lender or the Lockbox Account (iv) in any case and for any reason, notify the United States Postal Service to change the addresses for delivery of mail addressed to us to such address as Lender may designate, as well as receive, open and dispose of all such mail, provided that Lender shall promptly forward to us any such items not related to the accounts, (v) exercise all of our rights and remedies with respect to the collection of accounts, (vi) settle, adjust, compromise, extend, renew, discharge or release accounts, for amounts and upon terms which Lender considers advisable and (vii) sell or assign accounts on such terms, for such amounts and at such times as Lender deems advisable.

As of September 30, 2015, in addition to the Line as discussed above, we were also obligated for the following term debt, discussed in more detail below:

New Sigma Note	$1,583,000
Rockridge Note	400,000
Fuse Note	220,000
Working Capital Notes	465,000
Subordinated Notes	192,500
Intella2 Investor Notes	415,000
USAC Note and other	196,983
Total term debt	$3,472,483

Approximately $1.5 million, in aggregate, of the above debt was repaid by us from the proceeds of the Partners transaction in December 2015, as discussed in more detail below.

As of September 30, 2015 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $1,583,000, with interest payable monthly at 21% per annum and the principal due on April 15, 2016 (the “New Sigma Note”).

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

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. The April 30, 2015 agreement also required us to pay liquidated damages for late SEC filings and in accordance with that requirement we paid Sigma Capital an aggregate of $42,500 for such damages from April 30, 2015 through September 30, 2015 and another $25,000 for such damages after that date through November 27, 2015, the last payment date before the agreement to pay such damages was cancelled. When the amortization of the fees and expenses we agreed to pay in connection with the April 30, 2015 Sigma agreement, including the anticipated liquidated damages for late SEC filings, such items aggregating $121,500, were combined with the amortization of the remaining unamortized discount arising from the December 31, 2014 financing, the resulting effective interest rate of the New Sigma Note was approximately 57% per annum for the period from May 1, 2015 through September 30, 2015. Although this effective rate would be impacted by the September 21, 2015 transaction discussed below, we will not reflect that impact until October 1, 2015 and have determined that the impact of this delayed implementation is immaterial. This effective interest rate does not include the impact if an early repayment was required, as discussed above.

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

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the New Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). However, this early repayment requirement did not apply to the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners and does not apply to up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter, both as discussed below. Also, the December 22, 2015 transactions with Sigma and Sigma Capital include (i) their agreement to limit to $1.0 million the required principal repayment against the New Sigma Note arising from the $2.1 million proceeds we received in December 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners, and which $1.0 million we paid Sigma on December 17, 2015 and (ii) their consent to our receipt of future proceeds of up to an additional $772,500 from Revenue Sales without requiring further principal repayments against the New Sigma Note, which proceeds we received in June 2016. Revenue Sales are defined in our agreements with Sigma as “financing from a private placement structured in a separate legal entity collateralized by a portion of our Infinite operations”.

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share, which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the New Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock.

As of September 30, 2015 and as of October 28, 2016, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum. On December 31, 2014, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from December 31, 2014 to June 30, 2015, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On April 30, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from June 30, 2015 to October 15, 2015, in exchange for our agreement to increase the origination fee payable under such note by 30,000 restricted common shares. On August 18, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from October 15, 2015 to April 15, 2016, in exchange for our agreement to increase the origination fee payable under such note by 50,000 restricted common shares. On December 16, 2015, we entered into an agreement with Rockridge whereby the maturity date of the Rockridge Note was extended from April 15, 2016 to December 31, 2016, in exchange for our agreement to increase the origination fee payable under such note by 70,000 restricted common shares.

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

The Note and Stock Purchase Agreement with Rockridge calls for our issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 816,667 restricted shares of our common stock (the “Shares”), which includes the increases noted above. The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of September 30, 2015.

Including the fair market value of the Shares at the time they were recorded on our books, plus legal fees paid by us, the effective interest rate of the Rockridge Note was approximately 44.3% per annum, until a September 2009 amendment, when it was reduced to approximately 28.0% per annum, the October 2012 Shortfall Payment accrual, which increased it to approximately 31.1% per annum and the December 2012 Allonge, which decreased it to approximately 29.1% per annum. Effective February 28, 2014, as a result of the inclusion of the remaining unamortized discount in a debt extinguishment loss, the effective rate was reduced to 12% per annum and, because of the expensing of the value of all subsequent increases in the number of origination fee Shares on the basis of immateriality, it is deemed to have remained at that level to date. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to any variance between the conversion price versus market prices if principal is satisfied with common shares issued upon conversion instead of cash.

As of September 30, 2015, we were obligated for $220,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) (the “Fuse Note”). The Fuse Note, which is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share, was payable on March 19, 2015, with interest at 12% per annum payable on a monthly basis. Effective February 28, 2015 the Fuse Note was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance from the original $200,000, to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remains at $200,000. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of September 30, 2015 as a result of the accretion of $4,000 as interest expense for the year then ended.

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.30 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to the maturity date of the Fuse Note, which is currently January 15, 2017.

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

As of September 30, 2015, we were obligated for $465,000 under partially secured promissory notes issued to two investors during October and November 2013 (the “Working Capital Notes”), bearing interest at 15% per annum. The Working Capital Notes originally provided that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, they are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

Effective February 28, 2015 one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increases the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date. Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current.

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and effective June 6, 2016 this Working Capital Note was further amended, extending the maturity date to January 15, 2017. Accordingly this Working Capital Note is classified as non-current on our September 30, 2015 balance sheet.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $108,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015.

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our September 30, 2015 balance sheet. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of January 15, 2017 which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our September 30, 2015 balance sheet. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

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

As of September 30, 2015, we were obligated for $192,500 under unsecured Subordinated Notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. Modifications made in January 2014 to the terms of these notes extended the maturity dates to October 2014. Although we did not make the October 2014 principal payments, in March 2015 we repaid $75,000 of the outstanding principal on these notes and also extended the maturity dates on the remaining notes to March 1, 2016. The amended terms also provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the original outstanding balance on these remaining notes from $175,000 to $192,500, for the effect of $17,500 in aggregate due diligence fees earned by the noteholders in connection with the amendments. The amendments also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. These notes were further amended, effective October 15, 2015, to extend the maturity dates to July 15, 2016, but an aggregate of $162,500 was paid against the outstanding balances on December 16, 2015. Effective December 16, 2015, the one note with a remaining outstanding balance was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $162,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.

As of September 30, 2015, we were obligated for $415,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders (the “Intella2 Investor Notes”), which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. $200,000 of the total $220,000 outstanding principal balance of one of these notes held by Fuse (the “Intella2 Fuse Note”), is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During April and May 2014, the Intella2 Fuse Note and Intella2 Investor Notes held by two of the other four investors were further amended to provide that the principal balances aggregating $290,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015, we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus the aggregate outstanding principal of $60,000 on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to the Intella2 Fuse Note and one of the two other Intella2 Investor Notes remaining unpaid. These two notes, representing aggregate outstanding principal of $250,000, were also amended at that time to extend the maturity date to March 1, 2016 and to increase the aggregate outstanding principal balance to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments although the portion of the Intella2 Fuse Note convertible to common shares remained at $200,000.

The February 28, 2015 amendments also provided that future interest would be paid quarterly, commencing June 30, 2015, and further provided that in the event we received funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest would be repaid within thirty days of the receipt of such proceeds.

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

Effective June 6, 2016, one of the two other Intella2 Investor Notes remaining unpaid, with an outstanding principal balance of $55,000 was further amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet.

Effective June 1, 2016, the fifth Intella2 Investor Note, with an outstanding principal balance of $140,000, was amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet. This note had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 1, 2016 amendment. We had continued to accrue interest expense after the maturity date through September 30, 2015 on the outstanding balance at the stated interest rate and as part of the June 1, 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of other subordinated notes repaid by us in March 2015, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $8,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015. This approximately $8,000 liability is equal to the potential repurchase of 10,000 shares at $0.80 per share, since we satisfied our obligation with respect to 30,000 shares by our reimbursement of the shortfall (i) upon a single holder’s resale of 5,000 of those shares in the market, which payment we recorded as interest expense of approximately $3,200 in fiscal 2014 and (ii) upon three holders;’ resale of an aggregate of 25,000 of those shares in the market, which payment we recorded as interest expense of approximately $16,000 in the year ended September 30, 2015.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of September 30, 2015.

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 – the outstanding balance was $212,534 as of September 30, 2015. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our September 30, 2015 balance sheet.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders (see “Working Capital Notes” above), the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $125,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $109,000 present value of our estimate of this obligation is recorded as a liability on our financial statements as of September 30, 2015. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of April 5, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers”. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid.  Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. Effective August 15, 2016, the base salary amounts being paid to the Executives were reduced by an amount representing approximately 3.0% of the contractual base salary at that time. As of October 7, 2016, the base salary payments to the Executives are approximately 21.5% less than the contractual base salaries (as adjusted through the September 27, 2016 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. The 21.5% shortfall cited above is before considering the impact of the two lump-sum payments made to the Executives in April and December 2015, as discussed below. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

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

Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $136,000 value of this obligation is recorded as a liability on our financial statements as of September 30, 2015, based on the closing ONSM share price as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

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

We recorded the issuance of 375,000 Executive Incentive Shares in our financial statements for the year ended September 30, 2015, based on our previous determinations that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it was probable that the fiscal 2015 financial objective for positive operating cash flow, would be met. These shares were recorded at a value of $71,250, which was recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Although our final fiscal 2015 financial statements indicate that the operating cash flow objective was not met, we have continued to recognize the related compensation expense in our September 30, 2015 financial statements, pending further review of this matter by the Board of Directors. Regardless of the results of this review, this amount is considered immaterial for adjustment prior to finalization of the fiscal 2015 financial results. The third fiscal 2015 financial objective, increased revenues, was not met. If accomplished, it would have resulted in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group.

None of the shares recorded on our financial statements through September 30, 2015 and related to the financial objectives for fiscal 2015 have been issued as of October 28, 2016.

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

As of September 30, 2015, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2015 to 2022 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.4 million through September 30, 2022, of which approximately $383,000 relates to the year ending September 30, 2016. Also, although approximately nine months of unpaid rent with respect to our Pompano Beach facility is included as a liability on our balance sheet as of September 30, 2015, these amounts are not included in the future minimum lease payments of approximately $1.4 million. As of October 28, 2016, our rent payments for that location remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.6 million, approximately $1.0 million of that commitment related to the one year period ending September 30, 2016 and the balance of such commitment related to the period from October 2016 through August 2017.

Projected capital expenditures for the year ending September 30, 2016 total approximately $240,000, which includes software and hardware upgrades to the webcasting platform, the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represented historical annual revenues of approximately $1.35 million. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the gross proceeds from this and our subsequent transactions with Partners are reflected as an increase in our equity (noncontrolling owners’ interest in VIE), (ii) the gross revenues from the Sold Accounts, and accounts sold as part of our subsequent transactions with Partners, are included in our consolidated revenues and (iii) the payment of the Partners’ guaranteed return percentage, which is deducted from these gross revenues, is reflected as a decrease in our equity (distributions to owners of VIE).

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

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm.

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

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015.

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

During the period from March 25, 2016 through June 30, 2016 we received aggregate gross proceeds of approximately $800,000 for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 21% as of June 30, 2016.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $115,000 and none for the years ended September 30, 2015 and 2014, respectively.

In December 2015 we recorded the issuance of 200,000 unregistered common shares for professional management services rendered in connection with Partners, such shares having a fair value of approximately $38,000 and are being recognized as part of the above non-operating expenses over a service period of twelve months starting December 16, 2015.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter was $25,000, which we have paid, and the consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2016.

On March 27, 2007 we acquired the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). In connection with our subsequent pursuit of approval of these patents pending (i) on October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid and (ii)on October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid. These patents address live streaming of audio and/or video from multiple devices to a storage location, such as the Internet or cloud, and the ability to access and retrieve the audio and/or video to multiple devices, whereby the content is not stored on the device. Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending. Regardless of the ultimate outcome with respect to the results of this process and/or the eventual USPTO decision with respect to the pending patent applications, our management has determined that there is no material exposure to an adverse effect on our financial position or results of operations, since all of the previous costs incurred by us in connection with the patents have been amortized to expense as of September 30, 2013 and are being expensed as incurred subsequent to that date. Certain of the former owners of Auction Video, Inc. have an interest in proceeds that we may receive under certain circumstances in connection with the First and Second Granted Patents and the patents pending.

As of the October 28, 2016 filing of this 10-K, more than one year after the latest balance sheet date being presented, we are operating in the normal course of business. The liquidity discussion below includes information from our June 30, 2016 10-Q, which is also being filed on October 28, 2016.

We have incurred losses since our inception, and have an accumulated deficit of approximately $149.0 million as of September 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus scheduled debt principal repayments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of Sigma Notes 1 and 2, the New Sigma Note and certain other notes. For the nine months ended June 30, 2016, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 and June 2016 sales of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the New Sigma Note and certain other notes.

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

Based on historical results as well as results since September 30, 2015 to date, we do not expect that our fiscal 2016 revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended June 30, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners and the Funding Letter and/or the monetization of our patents, all sources of capital as discussed above. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed above, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

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

The resolution of debt and other obligations becoming due within a few months after the filing of this 10-K represent an imminent issue that will require significant cash resources in the near-term. These include (i) the New Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $187,000 on December 31, 2016 and $625,000 on January 15, 2017. In the event we exercised our rights under the extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

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

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. Based on our plan to continue our operations through September 30, 2017, we will need to raise the remaining $1.275 million from the sale of the Third Tranche of Additional Sold Accounts and borrow $800,000 per our option to do so under the Funding Letter, as discussed above, or from other funding sources, and we will also need to obtain extensions of the existing maturity dates past that date for certain identified notes payable representing aggregate principal of $640,000. In addition we will need to increase our gross margin and/or decrease our operating expenses by an aggregate of approximately $1.0 million per year, as compared to their current levels, for the year ended September 30, 2017 - our plan includes specific potential sources of new gross margin and expense reductions aggregating approximately $1.5 million. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill was approximately $3.2 million at September 30, 2015, representing approximately 48% of our total assets. Other intangible assets resulting from prior acquisitions have been fully amortized and/or written down as of September 30, 2015. In addition, property and equipment as of September 30, 2015 includes approximately $423,000 (net of depreciation) representing approximately 6% of our total assets and primarily related to the capitalized development costs of the DMSP platform. The book value of our equity (both excluding and including noncontrolling owners’ interest in VIE) was negative as of September 30, 2015.

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

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2015 and 2014 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included our declining revenues as well as certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

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

As part of the two-step process discussed above for the September 30, 2015 and 2014 evaluations, our management performed discounted cash flow (“DCF”) projections and market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these projections and analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

For the September 30, 2015 and 2014 evaluations, our management, with the assistance of the third-party valuation services firm, determined the rates and assumptions (including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to prepare the DCF projections and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; industry growth projections; our historical sales trends and our technological accomplishments compared to our peer group.

As part of the DCF projections prepared for use in the September 30, 2015 and 2014 evaluations, we analyzed our corporate payroll and other general and administrative expenses to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing those projections. For the years ended September 30, 2015 and 2014, we determined that approximately 82% and 83%, respectively, of our corporate payroll plus other general and administrative expenses (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

For the September 30, 2015 and 2014 evaluations, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization). In the case of the September 30, 2015 evaluation, we, based on the advice of the third-party valuations services firm, determined that the publicly reporting companies and public market transactions that we were able to identify as available for our analysis were not sufficiently comparable to the operating characteristics of most of our reporting units therefore these MV analyses were given a zero percent (0%) weighting - i.e., they were not considered - when determining FV.

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

However, as of September 30, 2014, based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares and the Executive Shares and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.17 per share as of September 30, 2014.

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

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

As of September 30, 2015 we have capitalized as part of other internal use software approximately $2.0 million of employee compensation and other costs for the development of webcasting applications. As of September 30, 2015, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000, $251,000 and $96,000 placed in service in October 2013, July 2014 and July 2015, respectively, for enhancements to that new release. As of September 30, 2015, the approximately $262,000 of the total capitalized costs not yet placed in service relate to our development during the period from July 2013 through September 2015 of a “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line. We expect to release this product in the fourth quarter of fiscal 2016. As part of our annual review of the carrying values of our long-lived assets for impairment as of September 30, 2015,  we evaluated the remaining carrying value of the webcasting division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the webcasting operations, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. These projected future cash flows took into account (i) the webcasting revenues during fiscal 2015, which in spite of an increase for the nine months ended June 30, 2015 versus the corresponding prior year period, declined for the three months ended June 30, 2015, versus the corresponding prior year period, and were generally flat for the three months ended September 30, 2015, versus the corresponding prior year period (and which trend has continued through June 30, 2016) and (ii) information available to us with respect to backlog and potential future revenues as of September 30, 2015. Based on this information, we determined that it would not be appropriate to project growth in webcasting revenues for these purposes as of September 30, 2015. The initial decline in webcasting revenues that occurred for the quarter ended June 30, 2015 was not considered a “triggering event” that might require an interim evaluation, since we were unable to determine that such decline represented a trend that might result in impairment until we saw additional results for the quarter ended September 30, 2015, as well as evaluated the backlog and potential future revenues as of that date. Since there was a significant level of recently capitalized software development costs for webcasting products as of September 30, 2015, and we did not project growth in webcasting revenues for this purpose, as a result of our analysis, we recognized a net impairment loss of $800,000 for the year ended September 30, 2015. After the impairment loss, the carrying cost of the webcasting division’s capitalized internal software was reduced to approximately $35,000, which will be depreciated over the twelve months ending September 30, 2016. We will continue to evaluate any webcasting division development costs capitalized by us after September 30, 2015 for impairment on the same basis.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Our financial statements are contained in pages F-1 through F-90, which appear at the end of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A (T).      CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Furthermore, inadequate staffing of our financial accounting function has resulted in, among other things, at times our inability to issue financial statements on a timely basis and/or perform timely account reconciliations. As a result, including the need to perform additional analyses with respect to goodwill impairment, we did not timely file this Annual Report on Form 10-K.

                Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of September 30, 2015, our internal control over financial reporting was not effective at the reasonable assurance level.

We identified a material weakness in our internal control over financial reporting surrounding the performance of our analysis to support and review goodwill impairment within a timely manner. Specifically, deficiencies were identified in our control environment which could have led to the improper valuation of certain intangible assets. Furthermore, inadequate staffing of our financial accounting function has resulted in, among other things, at times our inability to issue financial statements on a timely basis and/or perform timely account reconciliations. As a result, including the need to perform additional analyses with respect to goodwill impairment, we did not timely file this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting:

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

         None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors, and their ages are as follows:

Name	Age	Position
Randy S. Selman	60	Chairman of the Board, President and Chief Executive Officer

Alan M. Saperstein	57	Director and Chief Operating Officer

Robert E. Tomlinson	59	Senior Vice President and Chief Financial Officer

Clifford Friedland	65	Director and Senior Vice President Business Development

David Glassman	65	Senior Vice President and Chief Marketing Officer

Carl L. Silva (1) (2) (3) (4)	53	Director

Leon Nowalsky (2) (3)	55	Director

Robert D. (“RD”) Whitney (1)	47	Director

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

Leon Nowalsky.  Mr. Nowalsky was appointed a member of our Board of Directors in December 2007 and serves on our Compensation and Governance and Nominating (as Chairman) Committees. Mr. Nowalsky, a partner in the New Orleans-based law firm of Nowalsky & Gothard APLLC, possesses over twenty years of experience in the field of telecommunications law and regulation. Mr. Nowalsky presently is an investor and board member of Thermo Credit, LLC and Thermo Communications Funding, LLC, specialty finance companies for the telecommunications industry and J.C. Dupont, Inc., a Louisiana based oil and gas concern. Mr. Nowalsky has been general counsel for Telemarketing Communications of America, Inc., (“TMC”), as well as lead counsel in TMC’s mergers and acquisitions program, and following TMC’s acquisition by a wholly owned subsidiary of Advanced Telecommunications Corporation (“ATC”), Mr. Nowalsky served as ATC’s chief regulatory counsel as well as interim general counsel.  In 1990, Mr. Nowalsky left ATC to set up a private law practice specializing in telecommunications regulatory matters, mergers and acquisitions and corporate law, which later expanded to become Nowalsky, Bronston & Gothard APLLC and then subsequently became Nowalsky & Gothard APLLC. Mr. Nowalsky has previously served as a director of the following companies: Network Long Distance, Inc., a long distance company which was acquired by IXC Communications; RFC Capital Corp., a specialty finance company dedicated exclusively to the telecommunications industry which was purchased in 1999 by TFC Financial Corp., a division of Textron (NYSE:TXT); and New South Communications, a facilities-based competitive local exchange carrier which merged to form NUVOX, which was subsequently acquired by Windstream; W2Com, LLC, a video conferencing and distance learning provider which was acquired by Arel Communications & Software, Ltd. (NASDAQ: ARLC).

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

  Robert D. (“RD”) Whitney.  Mr. Whitney was appointed a member of our Board of Directors in April 2011 and serves on our Audit Committee. Mr. Whitney was the Executive Director of the Institute of Finance and Management (“IOFM”) since it was acquired in April 2013 by Diversified Business Communications (“DBC”), until January 2015, when he became a Group Vice President of DBC. From January 2011 through April 2013, Mr. Whitney was a partner with Greenhaven Partners (“Greenhaven”), a private-equity firm focusing on investments in specialty information and digital media oriented businesses, and in connection with that role was Chief Executive Officer of one Greenhaven owned entity - IOFM (part of Management Networks, LLC) which was sold to DBC as discussed above and a consultant to two others - Exchange Networks, LLC (a MarketPlace365 promoter) and Chief Executive Group, LLC. From 2008 through 2010, Mr. Whitney was CEO of the online media division of the Tarsus Group, PLC, a London-based B2B conference and event producer (TRS.L) and in this position he was also associated with Onstream in various roles during the development and commercial introduction phases of MarketPlace365. From 1997 through 2005, and again in 2006 through 2008, he served in various roles (including Vice President of Operations and General Manager) with Kennedy Information, a firm specializing in delivering market intelligence through multiple media. During this time, Mr. Whitney was instrumental in the sale of Kennedy Information to its current parent company, BNA, which was the largest independent publisher of information and analysis products for professionals in business and government. He also has held positions at Kluwer Law International (a division of Wolters Kluwer), the Thompson Publishing Group, Yankee Publishing, Vicon Publishing and Connell Communications (a division of IDG). Mr. Whitney holds an MBA from Fitchburg State College and a BS from Bentley University.

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

Director Compensation Table

                The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2015:

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

1)        Directors who are not our employees received $3,750 per quarter ($15,000 per year) as compensation for serving on the Board of Directors during fiscal 2015, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors meetings.

2)       No shares or options were issued to the directors who were not also Named Executive Officers during the year ended September 30, 2015. No options granted in previous years were still held as of September 30, 2015 by members of our Board of Directors (excluding those who are Named Executive Officers).

3)         On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of October 28, 2016 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

Board of Directors Meetings and Committees

The Board of Directors meets regularly (in-person and/or by telephone conference) during the year to review matters affecting us and to act on matters requiring Board approval and it also holds special meetings whenever circumstances require. In addition, it may act by written consent. During the fiscal year ended September 30, 2015, there were three meetings of the Board, and the Board took action five times by written consent. The Board of Directors has four standing committees as discussed below and may, from time to time, establish additional committees.

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

The Audit Committee is presently composed of Messrs. Silva (chairman) and Whitney. The Audit Committee met (in-person and/or by telephone conference) four times in fiscal 2015.

Compensation Committee

The Compensation Committee establishes and administers our executive and director compensation practices and policies, including the review of the individual elements of total compensation for executive officers and directors and recommendation of adjustments to the Board of Directors.  In addition, the Compensation Committee administers our 2007 Equity Incentive Plan and determines the number of performance shares and other equity incentives awarded to executives and directors (as well as all other employees) and the terms and conditions of which they are granted and  recommends plans and plan amendments to the Board.  The Compensation Committee is presently composed of Messrs. Silva (chairman) and Nowalsky. The Compensation Committee met in fiscal 2015 in conjunction with meetings of the full Board of Directors.

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

Mr. Silva is currently the sole member of the Finance Committee. The Finance Committee met in fiscal 2015 in conjunction with meetings of the full Board of Directors.

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

              The Governance and Nominating Committee is presently composed of Messrs. Nowalsky (chairman) and Silva. The Governance and Nominating Committee met in fiscal 2015 in conjunction with meetings of the full Board of Directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended September 30, 2015 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2015, except to the extent the following represents non-compliance:

On June 12, 2015, we determined that the Executives were entitled to an aggregate of 125,000 ONSM common shares for meeting certain financial goals. We did not issue those shares to the Executives until June 19, 2015. Although the Executives did not file a Form 4 to report the June 12, 2015 grant of a right to receive such shares, the Executives each timely filed a Form 4 on June 22 or June 23, 2015 reporting the issuance of their respective portion of those shares.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 in total compensation during the most recent fiscal year (collectively, the “Named Executive Officers”) for the years ended September 30, 2015 and 2014:

SUMMARY COMPENSATION TABLE

				STOCK AWARDS ($)	OPTION AWARDS ($)	ALL OTHER COMPENSATION ($) (13)	TOTAL COMPENSATION ($)
NAME AND PRINCIPAL POSITION	FISCAL YEAR		BONUS ($)
		SALARY ($)

Randy S. Selman	2015	$354,174 (11)	-0-	$ 9,500 (12)	-0-	$57,627 (1)	$421,301
President, Chief	2014	$299,690 (11)	-0-	$ 15,000 (12)	-0-	$54,820 (2)	$369,510
Executive Officer
and Director

Alan Saperstein	2015	$324,250 (11)	-0-	$ 9,500 (12)	-0-	$59,152(3)	$392,902
Chief Operating	2014	$272,446 (11)	-0-	$ 15,000 (12)	-0-	$56,148(4)	$343,594
Officer and Director

Robert Tomlinson	2015	$304,409 (11)	-0-	$ 9,500 (12)	-0-	$57,146 (5)	$371,055
Chief Financial	2014	$254,383 (11)	-0-	$ 15,000 (12)	-0-	$54,365 (6)	$323,748
Officer

Clifford Friedland	2015	$290,924 (11)	-0-	$ 9,500 (12)	-0-	$68,580 (7)	$369,004
Senior VP - Busi-	2014	$242,105 (11)	-0-	$ 15,000 (12)	-0-	$63,869 (8)	$320,974
ness Development
and Director

David Glassman	2015	$290,924 (11)	-0-	$ 9,500 (12)	-0-	$58,972 (9)	$359,396
Senior VP -	2014	$242,105 (11)	-0-	$ 15,000 (12)	-0-	$55,745 (10)	$312,850
Marketing

(1)                 Includes $18,653 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,974 for retirement savings and 401(k) match.

(2)                 Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,635 for retirement savings and 401(k) match.

(3)                 Includes $24,152 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(4)                 Includes $21,148 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $18,000 for retirement savings.

(5)                 Includes $18,653 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,493 for retirement savings and 401(k) match.

(6)                 Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $21,180 for retirement savings and 401(k) match.

(7)                 Includes $28,261 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $23,319 for retirement savings and 401(k) match.

(8)                 Includes $24,027 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,842 for retirement savings and 401(k) match.

(9)             Includes $18,653 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $23,319 for retirement savings and 401(k) match.

(10)          Includes $16,185 for medical and other insurance; $12,000 for automobile allowance; $5,000 for dues allowance and $22,560 for retirement savings and 401(k) match.

(11)          Effective October 1, 2009, in response to our operating cash requirements, the base salary amounts being paid to the Executives were adjusted to be 10% less than the contractual amounts. In addition, until certain actions as discussed below, the amounts representing the subsequent contractual annual increases to those base salary amounts were not paid. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. Accordingly, except for the initial accrual in October 2010 as discussed below, we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to directors and officers”. However, these accrued amounts will not be reflected as compensation in the above table until and unless additional payments are made to the Named Executive Officers in settlement of those amounts.

Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. Effective August 15, 2016, the base salary amounts being paid to the Executives were reduced by an amount representing approximately 3.0% of the contractual base salary at that time. As of October 7, 2016, the base salary payments to the Executives are approximately 21.5% less than the contractual base salaries (as adjusted through the September 27, 2016 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. The 21.5% shortfall cited above is before considering the impact of the two lump-sum payments made to the Executives in April and December 2015, as discussed below.

In consideration of the waiver and satisfaction of any remaining unpaid salary due to the Executives through December 31, 2012 under their employment agreements, as well as the waiver and satisfaction of any remaining unpaid amounts due to certain of those Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013, (i) to pay $100,000 ($20,000 per Executive) of the withheld compensation in cash and (ii) to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”). $125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Since none of the previous reductions of the executive compensation shortfall accrual through April 2015 resulted from a cash payment, we recorded the $125,000 cash payment in April 2015 against the accrued liability for the executive compensation shortfall without any impact on compensation expense for the year ended September 30, 2015. However, this $125,000 cash payment has been reflected in the above table as fiscal 2015 compensation.

An additional $125,000 in cash compensation ($25,000 per Executive) was paid in December 2015, which will reduce the previously accrued liability for unpaid compensation and will be reflected in the above table as fiscal 2016 compensation.

Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. Furthermore, to the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. However, neither the Executive Shares nor the Additional Executive Shares will be reflected as compensation in the above table until and unless the shares are issued and/or corresponding cash payments are made to the Named Executive Officers.

(12)           On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to certain changes in the Executives’ employment agreements, including the implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan is to be in the form of Fully Restricted (as defined below) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives, as follows:

•         Increased revenues in each of fiscal years 2011 through 2015 (as compared to the respective prior year).

•         Positive operating cash flow (as defined in the Executive Incentive Plan) in each of fiscal years 2011 through 2015.

•         EBITDA, as adjusted, (as defined in the Executive Incentive Plan) for at least two quarters of each of fiscal years 2013 through 2015.

With respect to fiscal 2014, the Executives earned an aggregate of 375,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (both measures as defined in the Executive Incentive Plan) for the fiscal year. Accordingly, those 375,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $75,000 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 125,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned. Accomplishment of the other objective for fiscal 2014 would have resulted in an aggregate of 125,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned.

With respect to fiscal 2015, the Executives earned an aggregate of 250,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, (as defined in the Executive Incentive Plan) for at least two quarters. Accordingly, those 250,000 shares have been recorded on our financial statements and reflected as non-cash compensation expense of $47,500 for the year ended September 30, 2015 (the term of service) based on the fair value of 250,000 shares at $0.19 per share as of June 30, 2015, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned. Accomplishment of the other objectives for fiscal 2015 would have resulted in an aggregate of 250,000 Executive Incentive Shares issued to the Executives as a group, but it was determined that these shares were not earned. However, the issuance of an aggregate of 125,000 of those 250,000 Executive Incentive Shares, related to the 2015 financial objective for cash flow and with a fair value of $23,750, is under review by the Board of Directors.

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding stock options or stock awards held by the Named Executive Officers as of September 30, 2015.

2007 Equity Incentive Plan

              On September 18, 2007, our Board of Directors (the “Board”) and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan through September 30, 2015 (including 2,875,000 Executive Incentive Shares issued plus 375,000 Executive Incentive Shares accrued for potential issuance) and 50,000 outstanding financial consultant Plan Options, as of September 30, 2015, there are 822,237 shares available for additional issuances under the Plan.

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

  The potential benefit to be received from a Plan Option is dependent on increases in the market price of the common stock. The ultimate dollar value of the Plan Options that have been or may be granted under the Plan are therefore not ascertainable. The outstanding Plan Options as of September 30, 2015 had exercise prices from $0.92 to $6.00 per share. On October 7, 2016, the closing price of our common stock as reported on OTCP was $0.18 per share.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

              The following table contains information regarding beneficial ownership of our common stock as of October 7, 2016 held by:

•                     persons who own beneficially more than 5% of our outstanding common stock,

•                     our directors,

•                     named executive officers, and

•                     all of our directors and officers as a group.

                Unless otherwise indicated, the address of each of the listed beneficial owners identified is c/o Onstream Media Corporation, 1291 SW 29th Avenue, Pompano Beach, Florida 33069. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from October 7, 2016 upon exercise of options, warrants, convertible securities or other rights to receive our common shares. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants, convertible securities or other rights to receive our common shares that are held by such a person (but not those held by any other person) and are exercisable within 60 days from the date hereof (unless otherwise indicated below) have been exercised. All information is based upon a record list of stockholders received from our transfer agent as of October 7, 2016. At that date, approximately 57% of our outstanding shares were held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.  Shares held by CEDE & Co. are not reflected in the following table. For purposes of calculating beneficial ownership percentages in the following table, the number of total outstanding shares used as the denominator includes an aggregate of 3.125 million fully restricted common shares issued and or issuable to the named executive officers, but because of the nature of the restrictions those 3.125 million shares are not considered beneficially owned by those executives for purposes of the table.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage

Randy S. Selman (1)	1,660	-
Alan M. Saperstein (2)	1,973	-
Clifford Friedland (3)	123,906	0.5%
David Glassman (4)	123,878	0.5%
Robert E. Tomlinson (5)	-	-
Carl L. Silva	-	-
Leon Nowalsky	-	-
Robert D. (“RD”) Whitney	-	-
All directors and officers as a group (eight persons) (6)	251,417	1.1%
Jeffrey Miller (7)	1,568,571	6.6%

 (1)         Includes 1,660 shares of our common stock presently outstanding. Excludes 678,000 common shares issued and outstanding, as well as 50,000 common shares earned but not issued as of October 7, 2016, but subject to restriction on the ability of Mr. Selman to access or transact in any way until such restrictions are lifted. See footnote 12 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 11 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Selman has the right/obligation to purchase from an independent third party and which have been partially paid for as of October 7, 2016 but none of these shares will be transferred to Mr. Selman until the full payment for all of the shares has been made.

If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, Mr. Selman's beneficial ownership as presented in that table would be 5.7%. Furthermore, as of October 7, 2016, we owe Mr. Selman approximately $205,000 for previously earned but unpaid compensation, for which he has agreed to accept payment in equity under certain conditions - see Item 11 - Executive Compensation for further details of this agreement. If this amount owed were to be settled by our issuance of common shares, such settlement would result in the issuance of approximately 1,137,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016. Furthermore, in the event the 340,000 shares authorized for issuance to Mr. Selman by our Board of Directors in January 2013 but not yet issued were to be issued and were Mr. Selman to sell those shares at our closing share price of $0.18 as of October 7, 2016, we would be obligated to reimburse Mr. Selman a shortfall of approximately $37,000 in cash, or at our option, approximately 208,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016 - see Item 11 - Executive Compensation for further details of this obligation. Notwithstanding the foregoing, these potential share issuances are subject to evaluation and/or approval by our Board of Directors as well as any changes in the price per share or other terms that might result from that evaluation and/or approval. If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, and if the potential share issuances listed herein were also included in that table, Mr. Selman's beneficial ownership as presented in that table would be 10.7%.

(2)          Includes 1,973 shares of our common stock presently outstanding. Excludes 671,000 common shares issued and outstanding, as well as 50,000 common shares earned but not issued as of October 7, 2016, but subject to restriction on the ability of Mr. Saperstein to access or transact in any way until such restrictions are lifted. See footnote 12 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 11 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Saperstein has the right/obligation to purchase from an independent third party and which have been partially paid for as of October 7, 2016 but none of these shares will be transferred to Mr. Saperstein until the full payment for all of the shares has been made.

If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, Mr. Saperstein's beneficial ownership as presented in that table would be 5.7%. Furthermore, as of October 7, 2016, we owe Mr. Saperstein approximately $175,000 for previously earned but unpaid compensation, for which he has agreed to accept payment in equity under certain conditions - see Item 11 - Executive Compensation for further details of this agreement. If this amount owed were to be settled by our issuance of common shares, such settlement would result in the issuance of approximately 970,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016. Furthermore, in the event the 340,000 shares authorized for issuance to Mr. Saperstein by our Board of Directors in January 2013 but not yet issued were to be issued and were Mr. Saperstein to sell those shares at our closing share price of $0.18 as of October 7, 2016, we would be obligated to reimburse Mr. Saperstein a shortfall of approximately $37,000 in cash, or at our option, approximately 208,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016 - see Item 11 - Executive Compensation for further details of this obligation. Notwithstanding the foregoing, these potential share issuances are subject to evaluation and/or approval by our Board of Directors as well as any changes in the price per share or other terms that might result from that evaluation and/or approval. If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, and if the potential share issuances listed herein were also included in that table, Mr. Saperstein's beneficial ownership as presented in that table would be 10.1%.

 (3)         Includes 74,538 shares of our common stock presently outstanding, 24,684 shares of our common stock held by Titan Trust and 24,684 shares of our common stock held by Dorado Trust. Excludes 521,000 common shares issued and outstanding, as well as 50,000 common shares earned but not issued as of October 7, 2016, but subject to restriction on the ability of Mr. Friedland to access or transact in any way until such restrictions are lifted. See footnote 12 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 11 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Friedland has the right/obligation to purchase from an independent third party and which have been partially paid for as of October 7, 2016 but none of these shares will be transferred to Mr. Friedland until the full payment for all of the shares has been made. Mr. Friedland is the control person and beneficial owner of both Titan Trust and Dorado Trust and exercises sole voting and dispositive powers over these shares.

If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, Mr. Friedland's beneficial ownership as presented in that table would be 5.6%. Furthermore, as of October 7, 2016, we owe Mr. Friedland approximately $141,000 for previously earned but unpaid compensation, for which he has agreed to accept payment in equity under certain conditions - see Item 11 - Executive Compensation for further details of this agreement. If this amount owed were to be settled by our issuance of common shares, such settlement would result in the issuance of approximately 784,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016. Furthermore, in the event the 340,000 shares authorized for issuance to Mr. Friedland by our Board of Directors in January 2013 but not yet issued were to be issued and were Mr. Friedland to sell those shares at our closing share price of $0.18 as of October 7, 2016, we would be obligated to reimburse Mr. Friedland a shortfall of approximately $37,000 in cash, or at our option, approximately 208,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016 - see Item 11 - Executive Compensation for further details of this obligation. Notwithstanding the foregoing, these potential share issuances are subject to evaluation and/or approval by our Board of Directors as well as any changes in the price per share or other terms that might result from that evaluation and/or approval. If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, and if the potential share issuances listed herein were also included in that table, Mr. Friedland's beneficial ownership as presented in that table would be 9.3%.

 (4)         Includes 74,510 shares of our common stock presently outstanding, 24,684 shares of our common stock held by JMI Trust and 24,684 shares of our common stock held by Europa Trust. Excludes 521,000 common shares issued and outstanding, as well as 50,000 common shares earned but not issued as of October 7, 2016, but subject to restriction on the ability of Mr. Glassman to access or transact in any way until such restrictions are lifted. See footnote 12 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 11 to the table in Item 11 Executive Compensation for additional details. Also excludes 312,500 common shares Mr. Glassman has the right/obligation to purchase from an independent third party and which have been partially paid for as of October 7, 2016 but none of these shares will be transferred to Mr. Glassman until the full payment for all of the shares has been made. Mr. Glassman is the control person and beneficial owner of both JMI Trust and Europa Trust and exercises sole voting and dispositive powers over these shares.

If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, Mr. Glassman's beneficial ownership as presented in that table would be 5.6%. Furthermore, as of October 7, 2016, we owe Mr. Glassman approximately $141,000 for previously earned but unpaid compensation, for which he has agreed to accept payment in equity under certain conditions - see Item 11 - Executive Compensation for further details of this agreement. If this amount owed were to be settled by our issuance of common shares, such settlement would result in the issuance of approximately 784,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016. Furthermore, in the event the 340,000 shares authorized for issuance to Mr. Glassman by our Board of Directors in January 2013 but not yet issued were to be issued and were Mr. Glassman to sell those shares at our closing share price of $0.18 as of October 7, 2016, we would be obligated to reimburse Mr. Glassman a shortfall of approximately $37,000 in cash, or at our option, approximately 208,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016 - see Item 11 - Executive Compensation for further details of this obligation. Notwithstanding the foregoing, these potential share issuances are subject to evaluation and/or approval by our Board of Directors as well as any changes in the price per share or other terms that might result from that evaluation and/or approval. If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, and if the potential share issuances listed herein were also included in that table, Mr. Glassman's beneficial ownership as presented in that table would be 9.3%.

 (5)         Excludes 484,000 common shares issued and outstanding, as well as 50,000 common shares earned but not issued as of October 7, 2016, but subject to restriction on the ability of Mr. Tomlinson to access or transact in any way until such restrictions are lifted. See footnote 12 to the table in Item 11 Executive Compensation for a full description of these restrictions and the conditions under which the restrictions could be lifted. Also excludes 340,000 common shares authorized for issuance by the Board effective January 22, 2013 in consideration of unpaid salary and other unpaid amounts, but not yet issued due to certain administrative and documentation requirements. See footnote 11 to the table in Item 11 Executive Compensation for additional details. Also excludes 41,073 restricted common shares that may not be transacted by Mr. Tomlinson for any reason whatsoever prior to Board approval, which has not been granted.

If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, Mr. Tomlinson's beneficial ownership as presented in that table would be 3.8%. Furthermore, as of October 7, 2016, we owe Mr. Tomlinson approximately $155,000 for previously earned but unpaid compensation, for which he has agreed to accept payment in equity under certain conditions - see Item 11 - Executive Compensation for further details of this agreement. If this amount owed were to be settled by our issuance of common shares, such settlement would result in the issuance of approximately 859,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016. Furthermore, in the event the 340,000 shares authorized for issuance to Mr. Tomlinson by our Board of Directors in January 2013 but not yet issued were to be issued and were Mr. Tomlinson to sell those shares at our closing share price of $0.18 as of October 7, 2016, we would be obligated to reimburse Mr. Tomlinson a shortfall of approximately $37,000 in cash, or at our option, approximately 208,000 common shares, if such issuance were to be based on our closing share price of $0.18 as of October 7, 2016 - see Item 11 - Executive Compensation for further details of this obligation. Notwithstanding the foregoing, these potential share issuances are subject to evaluation and/or approval by our Board of Directors as well as any changes in the price per share or other terms that might result from that evaluation and/or approval. If the shares listed herein as excluded from the beneficial ownership table were to be included in that table, and if the potential share issuances listed herein were also included in that table, Mr. Tomlinson's beneficial ownership as presented in that table would be 7.8%.

(6)          See footnotes (1) through (5) above.

(7)          Includes 825,000 shares of our common stock presently outstanding and 743,571 shares of our common stock held by 4J Consulting Corp. Mr. Miller is the control person and beneficial owner of 4J Consulting Corp and exercises sole voting and dispositive powers over these shares.

                The entities Sigma Opportunity Fund II, LLC (“Sigma”) and Sigma Capital Advisors, LLC (“Sigma Capital”) had no beneficial ownership of our common shares as of October 7, 2016. However, as of October 7, 2016 we were indebted for a note payable to Sigma in the principal amount of $600,000 (the “New Sigma Note”) with a maturity date of December 31, 2016. Sigma has the right to convert the New Sigma Note to common stock at a rate of $0.30 per share, which right Sigma may exercise only upon (i) the sale of all or substantially all of our business, assets or capital stock or (ii) our default on the New Sigma Note. Based on these limitations on conversion, the 2.0 million shares that would be issuable upon conversion of the New Sigma Note are not considered to be beneficially owned by Sigma as of October 7, 2016. Sigma Capital serves as the managing member of Sigma. Mr. Thom Waye is the sole member of Sigma Capital Partners, LLC, which in turn is the sole member of Sigma Capital, and as a result Mr. Waye, representing Sigma Capital Partners, LLC, is the control person and beneficial owner of Sigma and Sigma Capital and would exercise sole voting and dispositive powers over any shares issued upon conversion of the New Sigma Note. In the event these 2.0 million shares were issued or considered issuable as of October 7, 2016, they would represent approximately 7.7% beneficial ownership, greater than the 5% threshold for inclusion of Mr. Waye and/or Sigma Capital Partners, LLC in the beneficial ownership table above.

Securities Authorized for Issuance Under Equity Compensation Plans - See Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”) under which we could borrow up to an aggregate of $1.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. In August 2008 the maximum allowable borrowing amount under the Line was increased to $1.6 million and in December 2009 this amount was again increased to $2.0 million. The Lender was Thermo Credit LLC through February 10, 2016 and as a result of an assignment, Thermo Communications Funding LLC, an affiliated company, subsequent to that date. Mr. Leon Nowalsky, a member of our Board, is an investor and board member in both entities.

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

Prior to the Effective Date, the outstanding balance (approximately $1.7 million as of September 30, 2015 and approximately $1.5 million as of October 7, 2016) bears interest at 12.0% per annum, adjustable based on changes in prime after December 28, 2009, payable monthly in arrears. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default. Accordingly, as of the Effective Date, the outstanding balance bears interest at 11.0% per annum.

Under the terms of the Line, we also incur a monitoring fee and a commitment fee, which fees were unchanged by the Modification. The monitoring fee is one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly in arrears, and the commitment fee is one percent (1%) per year of the maximum allowable borrowing amount, payable annually in advance.

We paid the Lender origination and commitment fees in December 2007 aggregating $20,015, an additional commitment fee in August 2008 of $6,000 related to the increase in the lending limit for the remainder of the year, a commitment fee of $16,000 in December 2008 related to the continuation of the increased Line for an additional year, a commitment fee of $20,000 in December 2009 related to the continuation of the Line for an additional year as well as an increase in the lending limit, and commitment fees aggregating $60,000 related to the continuation of the Line for three additional years through December 27, 2013. Pending the formal renewal of the Line, we agreed in August 2014 to pay the commitment fee calculated on a pro-rata basis for eight months payable August 31, 2014 and a pro-rata monthly commitment fee thereafter through the Effective Date, at which time we paid the remaining balance due on a $20,000 annual commitment fee related to the continuation of the Line through December 31, 2016.

Starting at the inception of the Line, we have paid the Lender fees and expenses totaling up to approximately two to three thousand dollars per quarter related to their reviews of our receivable and other records related to the loan, although these payments have not been required in recent years.

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

The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of July 8, 2016  (the extended deadline granted by the Lender on June 8, 2016) these provisions had not been fully implemented, we were in substantial compliance with such provisions since August 1, 2016 and through October 28, 2016 and we have not received any notification from the Lender as to any Event of Default under these provisions, as of October 28, 2016.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line did not change from that time through June 24, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. Effective June 24, 2016, the first deposit was made to the Lockbox Account and applied against the balance outstanding under the Line.

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

                As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provided that notwithstanding any other provisions of the Line or the Modification, such condition would not be considered a Default or an Event of Default, and Lender would agree to make advances to us thereunder based on the Borrowing Base plus an overadvance amount determined by a schedule  which started at $300,000 through February 27, 2016  but declined to zero as of July 31, 2016 and thereafter. As of October 24, 2016, the outstanding balance under the Line was approximately $1,576,000, which exceeded the Borrowing Base  by approximately $248,000. Although there is no formal obligation to do so, as of October 24, 2016 the Lender is allowing such overadvance condition to continue, under their expectation that we are seeking alternative funding to replace that overadvance.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. The Lender waived the requirement to comply with the Covenant for the quarter ended September 30, 2015. We have complied with the Covenant for all other applicable quarters through June 30, 2016.

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

                Although we do not have final financial results for periods after June 30, 2016, our estimated calculations for the quarters ended September 30, 2016, including our expectations of additional financing proceeds after that date that would be allowable for inclusion in those calculations, indicate that we are in compliance with the Covenant.

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The Modification provides that, without limiting any other rights and remedies provided by the terms of the Line or otherwise available to the Lender, the Lender may exercise one or more of certain rights and remedies, as listed in the Amendment, during the existence of any uncured Default (upon not less than five days prior written notice by Lender) or Event of Default which has not been waived in writing by Lender. Lender’s rights to exercise such rights and remedies will end if and when all of Debtors’ obligations to Lender in connection with the Line have been satisfied. The rights and remedies listed in the Modification include, but are not limited to: (i) verify the validity and amount of, or any other matter relating to, the accounts by mail, telephone, telegraph or otherwise, (ii) notify all account debtors that the accounts have been assigned to Lender and that Lender has a security interest in the accounts, (iii) direct all account debtors to make payment of all accounts directly to Lender or the Lockbox Account (iv) in any case and for any reason, notify the United States Postal Service to change the addresses for delivery of mail addressed to us to such address as Lender may designate, as well as receive, open and dispose of all such mail, provided that Lender shall promptly forward to us any such items not related to the accounts, (v) exercise all of our rights and remedies with respect to the collection of accounts, (vi) settle, adjust, compromise, extend, renew, discharge or release accounts, for amounts and upon terms which Lender considers advisable and (vii) sell or assign accounts on such terms, for such amounts and at such times as Lender deems advisable.

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

Effective February 28, 2015 the $250,000 note issued to CCJ was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date.

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

On April 30, 2015, we received a funding commitment letter (the “April 2015 Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the April 2015 Funding Letter, including an extension of the notice deadline to January 5, 2017. The April 2015 Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the April 2015 Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, the April 2015 Funding Letter will be terminated. The consideration for the April 2015 Funding Letter was $25,000, which we have paid, and the consideration for the April 2015 Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2016.

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represented historical annual revenues of approximately $1.35 million. After giving effect to our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the gross proceeds from this and our subsequent transactions with Partners are reflected as an increase in our equity (noncontrolling owners’ interest in VIE), (ii) the revenues from the Sold Accounts, and accounts sold as part of our subsequent transactions with Partners, are included in our consolidated revenues and (iii) the payment of the Partners’ guaranteed return percentage, which is deducted from these gross revenues, is reflected as a decrease in our equity (distributions to owners of VIE).

The limited partners of Partners include two Onstream directors (Cliff Friedland, who is also the executive officer primarily responsible for Infinite’s operations, and Alan Saperstein), two other officers of Onstream/Infinite who are not Onstream or Infinite directors (David Glassman and Eric Jacobs) and David Glassman’s sister and mother, for total related party ownership of 60% as of February 28, 2015. Jeffrey Miller (not considered to be a related party with respect to those limited partners, Onstream or Infinite until July 2015, when his beneficial ownership of our common stock exceeded 5% of our total outstanding shares and which condition continues as of October 28, 2016) serves as general partner, and is solely responsible for administering the activities of Partners as outlined below.

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

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm.

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

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015.

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

During the period from March 25, 2016 through June 30, 2016 we received aggregate gross proceeds of approximately $800,000 for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 21% as of June 30, 2016.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $115,000 and none for the years ended September 30, 2015 and 2014, respectively.

In December 2015 we recorded the issuance to Jeffrey Miller of 200,000 unregistered common shares for professional management services rendered in connection with Partners, such shares having a fair value of approximately $38,000 and are being recognized as part of the above non-operating expenses over a service period of twelve months starting December 16, 2015.

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

Director independence

Our independent directors are Messrs. Silva, Nowalsky and Whitney.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The audit fees billed to us by Mayer Hoffman McCann P.C. (“MHM”) for professional services rendered during the fiscal year ended September 30, 2015 were $157,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as the review of our quarterly financial statements included in our quarterly report on Form 10-Q for the quarter ended December 31, 2014. Fees for the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2015 were incurred, invoiced and paid subsequent to the fiscal year ended September 30, 2015.

The audit fees billed to us by MHM for professional services rendered during the fiscal year ended September 30, 2014 were $233,000 for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as the review of our quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ended December 31, 2013, and March 31 and June 30, 2014.

Audit Related Fees

The aggregate fees billed to us by MHM for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above were none and $4,650 for the fiscal years ended September 30, 2015 and 2014, respectively. The $4,650 was paid for time spent answering inquiries from an accounting firm engaged by our potential lender, in connection with that accounting firm’s preparation of a “quality of earnings” report.

Tax Fees

The aggregate fees billed to us by MHM for tax related services were none and $2,600 for the fiscal years ended September 30, 2015 and 2014, respectively.

All Other Fees

                Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed to us by MHM for services rendered for the fiscal years ended September 30, 2015 or 2014.

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

4.2                        Convertible Promissory Note dated April 14, 2009 - Rockridge (16)

4.3                        Allonge dated September 11, 2009 to Convertible Promissory Note dated April 14, 2009 – Rockridge (22)

4.4                        Allonge #2 dated December 11, 2012 to Convertible Promissory Note dated April 14, 2009 – Rockridge (31)

4.5                        Allonge #3 dated February 28, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge (32)

4.6                        Allonge #4 dated September 10, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge (35)

4.7                        Allonge #5 dated December 31, 2014 to Convertible Promissory Note dated April 14, 2009 – Rockridge (33)

4.8                        Allonge #6 dated April 30, 2015 to Convertible Promissory Note dated April 14, 2009 – Rockridge (35)

4.9                        Allonge #7 dated August 18, 2015 to Convertible Promissory Note dated April 14, 2009 – Rockridge

4.10                      Allonge #8 dated December 16, 2015 to Convertible Promissory Note dated April 14, 2009 – Rockridge

4.11                      Amended and Restated Promissory Note dated December 27, 2011 – Thermo Credit (28)

4.12                      Senior Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

4.13                      First Amendment and Allonge dated June 14, 2013  to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, (31)

4.14                      Second Amendment and Allonge dated February 28, 2014 to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (32)

4.15                      Third Amendment and Allonge dated September 15, 2014 to Senior Secured Note dated March 18, 2013 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (35)

4.16                      Senior Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

4.17                      First Amendment and Allonge dated September 15, 2014 to Senior Secured Note dated February 28, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (35)

4.18                      Amended and Restated Senior Subordinated Secured Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated December 31, 2014 (33)

4.19                      Amendment Number 1 dated February 24, 2015 to Amended and Restated Senior Subordinated Secured Note dated December 31, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (35)

4.20                      Amendment and Allonge (Number 2) dated April 30, 2015 to Amended and Restated Senior Subordinated Secured Note dated December 31, 2014 and issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries (35)

4.21                      Second Amended and Restated Senior Subordinated Secured Convertible Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated September 21, 2015

4.22                      Amendment and Allonge, dated November 16, 2015, to Second Amended and Restated Senior Subordinated Secured Convertible Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated September 21, 2015

4.23                      Second Amendment and Allonge, dated November 24, 2015, to Second Amended and Restated Senior Subordinated Secured Convertible Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated September 21, 2015

4.24                     Third Amendment and Allonge, dated December 22, 2015, to Second Amended and Restated Senior Subordinated Secured Convertible Note issued to Sigma Opportunity Fund II, LLC by Onstream Media and its Subsidiaries, dated September 21, 2015

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

10.8                      Security Agreement for 12% Convertible Secured Note - Rockridge (16)

10.9                      First Amendment to Note and Stock Purchase Agreement for 12% Convertible Secured Note - Rockridge (22)

10.10                    Amended and Restated Loan Agreement dated December 27, 2011 – Thermo Credit (28)

10.11                    Amended and Restated Security Agreement dated December 27, 2011 – Thermo Credit (28)

10.12                    Loan Modification Agreement with Thermo Credit, LLC dated February 10, 2016 (37)

10.13                    Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.14                    Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated June 14, 2013 with respect to March 18, 2013 Note Purchase Agreement (31)

10.15                    Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

10.16                    Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated September 15, 2014 (35)

10.17                    Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated December 31, 2014 (33)

10.18                    Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated April 30, 2015 (35)

10.19                    Note Purchase Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated September 21, 2015

10.20                    Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated November 16, 2015

10.21                    Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated December 22, 2015

10.22                    Security Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated March 18, 2013 (30)

10.23                    Security Agreement between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries, dated February 28, 2014 (32)

10.24                    Amendment, dated December 31, 2014, to March 18, 2013 and February 28, 2014 Security Agreements between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries (33)

10.25                    Second Amendment, dated September 21, 2015, to March 18, 2013 and February 28, 2014 Security Agreements between Sigma Opportunity Fund II, LLC and Onstream Media and its Subsidiaries

10.26                    Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated March 18, 2013 (30)

10.27                    Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated February 28, 2014 (32)

10.28                    Advisory Services Agreement between Sigma Capital Advisors, LLC and Onstream Media, dated December 31, 2014 (33)

10.29                    Office Lease with 100 Morris Avenue Partners dated August 6, 2012 (31)

10.30                    Addendum dated July 8, 2013 to Office Lease with 100 Morris Avenue Partners (31)

10.31                    Management Services Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.32                    Make Whole Agreement between Infinite Conferencing Partners LLC, Onstream Media Corporation and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.33                    Membership Interest Option Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated February 28, 2015 (34)

10.34                    Agreement Re Distributions between Infinite Conferencing Partners LLC, Infinite Conferencing, Inc. and Kaufman, Rossin & Co, dated February 28, 2015 (34)

10.35                    Amended and Restated Management Services Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated December 16, 2015 (36)

10.36                    Amended and Restated Make Whole Agreement between Infinite Conferencing Partners LLC, Onstream Media Corporation and Infinite Conferencing, Inc., dated December 16, 2015 (36)

10.37                    Amended and Restated Membership Interest Option Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated December 16, 2015 (36)

10.38                    Agreement Re Distributions between Infinite Conferencing Partners LLC, Infinite Conferencing, Inc. and Kaufman, Rossin & Co, dated December 16, 2015 (36)

10.39                    Amended and Restated Management Services Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated June 30, 2016

10.40                    Amended and Restated Make Whole Agreement between Infinite Conferencing Partners LLC, Onstream Media Corporation and Infinite Conferencing, Inc., dated June 30, 2016

10.41                    Amended and Restated Membership Interest Option Agreement between Infinite Conferencing Partners LLC and Infinite Conferencing, Inc., dated June 30, 2016

10.42                    Agreement Re Distributions between Infinite Conferencing Partners LLC, Infinite Conferencing, Inc. and Kaufman, Rossin & Co, dated June 30, 2016

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

(35)             Incorporated by reference to the registrant's Annual Report on Form 10-K for the period ended September 30, 2014 and filed on June 12, 2015.

(36)             Incorporated by reference to the registrant’s current report on Form 8-K filed on December 22, 2015.

(37)             Incorporated by reference to the registrant’s current report on Form 8-K filed on February 11, 2016.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onstream Media Corporation (Registrant)

By:	/s/ Randy S. Selman
Randy S. Selman
President, Chief Executive Officer

Date: October 28, 2016

By:	/s/ Robert E. Tomlinson
Robert E. Tomlinson
Chief Financial Officer and
Principal Accounting Officer

Date: October 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy S. Selman	Director, President, Chief Executive Officer	October 28, 2016
Randy S. Selman

By: /s/ Robert E. Tomlinson	Chief Financial Officer and Principal Accounting Officer	October 28, 2016
Robert E. Tomlinson

By: /s/ Alan Saperstein	Director and Chief Operating Officer	October 28, 2016
Alan Saperstein

By: /s/ Clifford Friedland	Director and Senior Vice President Business Development	October 28, 2016
Clifford Friedland

By: /s/ Carl Silva	Director	October 28, 2016
Carl Silva

By: /s/ Leon Nowalsky	Director	October 28, 2016
Leon Nowalsky

By: /s/ Robert D. (“RD”) Whitney	Director	October 28, 2016
Robert D. (“RD”) Whitney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

Onstream Media Corporation

We have audited the accompanying consolidated balance sheets of Onstream Media Corporation and Subsidiaries (the "Company") as of September 30, 2015 and 2014 and the related consolidated statements of operations, equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2015. Onstream Media Corporation and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onstream Media Corporation and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Boca Raton, Florida

October 28, 2016

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (including $53,503 and none, respectively, for
cash of Variable Interest Entity)	$316,887	$389,015
Accounts receivable (including $152,481 and none, respectively, for accounts receivable of Variable Interest Entity), net of allowance for
doubtful accounts of $245,375 and $171,821, respectively	2,051,477	2,082,379
Prepaid expenses	97,275	124,826
Inventories and other current assets	47,708	37,935
Total current assets	2,513,347	2,634,155
PROPERTY AND EQUIPMENT, net	704,825	1,790,498
INTANGIBLE ASSETS, net	-	526,917
GOODWILL, net	3,207,314	8,358,604
OTHER NON-CURRENT ASSETS	212,794	201,609
Total assets	$6,638,280	$13,511,783

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,185,462	$1,697,202
Accrued liabilities (including $34,673 and none, respectively,
for accrued liabilities of Variable Interest Entity)	1,404,959	1,414,424
Amounts due to directors and officers	936,132	882,566
Deferred revenue	127,220	77,624
Notes and leases payable – current portion, net of discount	2,032,183	2,451,681
Convertible debentures – current portion, net of discount	1,167,899	-
Total current liabilities	7,853,855	6,523,497
Notes and leases payable, net of current portion and discount	676,075	1,015,379
Convertible debentures, net of current portion and discount	1,156,925	1,632,952
Total liabilities	9,686,855	9,171,828

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, par value $.0001 per share; authorized 75,000,000 shares,
22,869,580 and 21,964,580 issued and outstanding, respectively	2,285	2,194
Common stock committed for issue – 2,771,667 and 2,566,667 shares, respectively	268	256
Additional paid-in capital	145,188,932	144,991,985
Obligation to repurchase common shares	(221,804)	(233,233)
Accumulated deficit	(149,018,256)	(140,421,247)
Total Onstream Media stockholders’ (deficit) equity	(4,048,575)	4,339,955
Noncontrolling owners’ interest in Variable Interest Entity	1,000,000	-
Total (deficit) equity	(3,048,575)	4,339,955

Total liabilities and (deficit) equity	$6,638,280	$13,511,783

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,

	2015	2014
REVENUE:
Audio and web conferencing	$9,117,281	$9,488,089
Webcasting	4,553,587	4,498,232
DMSP and hosting	773,317	925,084
Network usage	1,649,164	1,857,535
Other	49,957	164,254
Total revenue	16,143,306	16,933,194

COSTS OF REVENUE:
Audio and web conferencing	2,354,220	2,502,161
Webcasting	1,174,111	1,202,160
DMSP and hosting	123,144	167,936
Network usage	803,754	813,811
Other	-	36,153
Total costs of revenue	4,455,229	4,722,221

GROSS MARGIN	11,688,077	12,210,973

OPERATING EXPENSES:
General and administrative:
Compensation (excluding amounts payable with equity)	7,295,404	7,208,530
Compensation payable with common shares and other equity	209,515	575,613
Professional fees	1,091,352	1,348,302
Other	2,620,227	2,302,729
Impairment loss on goodwill and other intangible assets	5,598,021	-
Impairment loss on property and equipment	800,000	-
Depreciation and amortization	685,954	956,027
Total operating expenses	18,300,473	12,391,201

Loss from operations	(6,612,396)	(180,228)

OTHER EXPENSE, NET:
Interest expense	(1,650,479)	(2,090,379)
Debt extinguishment loss	-	(132,427)
Gain from litigation settlement	-	743,943
Other (expense) income, net	(100,801)	936

Total other expense, net	(1,751,280)	(1,477,927)

Net loss	(8,363,676)	(1,658,155)
Net income attributable to noncontrolling
owners’ interest in Variable Interest Entity	(233,333)	-
Onstream Media shareholders’ net loss	$(8,597,009)	$(1,658,155)

Onstream Media shareholders’ loss per share – basic and diluted	$(0.34)	$(0.07)
Weighted average shares of common stock outstanding – basic and diluted	25,244,726	23,172,634

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2014 AND 2015

			Common Stock Committed for Issue			Obligation to Repurchase Common Shares
					Additional Paid-In Capital
	Common Stock						Accumulated Deficit
	Shares	Par	Shares	Par				Total

Balance, September 30, 2013	19,345,744	$1,933	2,291,667	$229	$144,385,772	$(164,000)	$(138,763,092)	$5,460,842
Issuance of common shares
for employee services	250,000	25	250,000	25	97,450	-	-	97,500
Issuance of common shares
for consultant services	746,502	75	-	-	150,446	-	-	150,521
Issuance of common shares for interest,
financing fees and finders fees	1,622,334	161	25,000	2	392,917	-	-	393,080
Obligation to repurchase
common shares	-	-	-	-	(34,600)	(69,233)	-	(103,833)
Net loss	-	-	-	-	-	-	(1,658,155)	(1,658,155)
Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$4,339,955

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEARS ENDED SEPTEMBER 30, 2014 AND 2015

(Continued)

			Common Stock Committed for Issue			Obligation to Repurchase Common Shares		Noncontrolling owners’ interest in Variable Interest Entity
					Additional Paid-In Capital
	Common Stock						Accumulated Deficit
	Shares	Par	Shares	Par					Total

Balance, September 30, 2014	21,964,580	$2,194	2,566,667	$256	$144,991,985	$(233,233)	$(140,421,247)	$-	$4,339,955
Issuance of common shares
for employee services	125,000	13	125,000	12	48,725	-	-	-	48,750
Issuance of common shares
for consultant services	680,000	68	-	-	113,532	-	-	-	113,600
Issuance of common shares for interest,
financing fees and finders fees	100,000	10	80,000	-	34,690	-	-	-	34,700
Reduction of obligation to
repurchase common shares	-	-	-	-	-	11,429	-	-	11,429
Proceeds from sale of
ownership interests in
Variable Interest Entity	-	-	-	-	-	-	-	1,000,000	1,000,000
Distributions to owners of
Variable Interest Entity	-	-	-	-	-	-	-	(233,333)	(233,333)
Net (loss) income	-	-	-	-	-	-	(8,597,009)	233,333	(8,363,676)
Balance, September 30, 2015	22,869,580	$2,285	2,771,667	$268	$145,188,932	$(221,804)	$(149,018,256)	$1,000,000	$(3,048,575)

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,363,676)	$(1,658,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	685,954	956,027
Impairment loss on goodwill and other intangible assets	5,598,021	-
Impairment loss on property and equipment	800,000	-
Professional fee expenses payable with equity, including amortization
of deferred expenses for prior period issuances	63,179	155,398
Compensation expenses payable with common shares and other equity	209,515	575,613
Amortization of discount on convertible debentures	540,651	523,268
Amortization of discount on notes payable	174,535	511,843
Debt extinguishment loss	-	132,427
Gain on litigation settlement	-	(743,943)
Bad debt expense and other	195,372	76,787
Net cash (used in) provided by operating activities, before changes
in current assets and liabilities other than cash	(96,449)	529,265
Changes in current assets and liabilities other than cash:
(Increase) decrease in accounts receivable	(49,865)	16,338
Decrease (increase) in prepaid expenses	36,184	(17,213)
(Increase) decrease in inventories and other current assets	(9,772)	67,071
Increase (decrease) in accounts payable, accrued liabilities and
amounts due to directors and officers	413,628	(62,898)
Increase (decrease) in deferred revenue	49,596	(75,071)
Net cash provided by operating activities	343,322	457,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(320,095)	(556,266)
Net cash (used in) investing activities	(320,095)	(556,266)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended September 30,

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ownership interest in Variable Interest Entity,
net of expenses	$885,392	$-
Proceeds from notes payable, net of expenses	263,185	1,559,778
Proceeds from convertible debentures, net of expenses	248,783	489,508
Distributions to owners of Variable Interest Entity	(233,333)	-
Repayment of notes and leases payable	(663,637)	(1,566,553)
Repayment of convertible debentures	(595,745)	(251,962)
Net cash (used in) provided by financing activities	(95,355)	230,771

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,128)	131,997
CASH AND CASH EQUIVALENTS, beginning of year	389,015	257,018
CASH AND CASH EQUIVALENTS, end of year	$316,887	$389,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$935,293	$1,055,268

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$113,600	$150,521
Issuance of common shares for employee services	$48,750	$97,500
Issuance of common shares for interest and financing fees	$34,700	$393,080
Agreement to repurchase common shares	$(11,429)	$103,833
Issuance of New Sigma Note upon cancellation of Sigma Notes 1 and 2	$1,358,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $149.0 million as of September 30, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. As of the October 28, 2016 issuance of these financial statements, more than one year after the latest balance sheet date being presented, we are operating in the normal course of business. The liquidity discussion below includes information from our June 30, 2016 interim financial statements, which are also being issued on October 28, 2016.

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. Although we had cash of approximately $317,000 at September 30, 2015, we had a working capital deficit of approximately $5.3 million at that date. This $5.3 million deficit includes the following items classified as current on our September 30, 2015 balance sheet: (i) approximately $1.5 million of net debt repaid by us from the proceeds of the Partners transaction in December 2015 and (ii) approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, both as discussed in more detail below. Although we had cash of approximately $477,000 at June 30, 2016, we had a working capital deficit of approximately $5.7 million at that date. This $5.7 million deficit includes approximately $1.6 million of debt outstanding under the Line. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments past June 30, 2017.

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

Based on historical results as well as results since September 30, 2015 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended June 30, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners and the Funding Letter and/or the monetization of our patents, all sources of capital as discussed below. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed in note 4, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

During December 2015, we received gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite Conferencing’s (“Infinite’) audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”), which represented historical annual revenues of approximately $2.7 million. See note 6 for further details of this transaction, which resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to a $1.0 million repayment against the outstanding balance due on the New Sigma Note. In December 2015, we also entered into additional agreements with Sigma whereby the maturity date on the remaining balance due under the New Sigma Note was extended from April 15, 2016 to December 31, 2016 and the interest rate, as well as certain other fees, was reduced – see note 4 for further details of these agreements. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter, as extended, would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter was $25,000, which we have paid, and the consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event paid no later than September 1, 2016.

On March 27, 2007 we acquired the assets, technology and patents pending of privately owned Auction Video, Inc., a Utah corporation, and Auction Video Japan, Inc., a Tokyo-Japan corporation (collectively, “Auction Video”). In connection with our subsequent pursuit of approval of these patents pending (i) on October 13, 2015, the USPTO issued to us U.S. Patent Number 9,161,068 (the “First Granted Patent”) with a Patent Term Adjustment of 2,377 days, resulting in a September 26, 2030 expiration date, provided all maintenance fees are paid and (ii)on October 11, 2016, the USPTO issued to us U.S. Patent Number 9,467,728 (the “Second Granted Patent”) with a Patent Term Adjustment of 1,362 days, resulting in a December 16, 2027 expiration date, provided all maintenance fees are paid – see note 2 for details. Our management believes that the First and Second Granted Patents, as well as two other related patents still pending, may have significant value, although this cannot be assured, and is presently exploring the financial potential of the First and Second Granted Patents and the patents pending.

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

SEPTEMBER 30, 2015

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

Our continued existence is dependent upon our ability to raise capital and to market and sell our services successfully. Based on our plan to continue our operations through September 30, 2017, we will need to raise the remaining $1.275 million from the sale of the Third Tranche of Additional Sold Accounts and borrow $800,000 per our option to do so under the Funding Letter, as discussed above, or from other funding sources, and we will also need to obtain extensions of the existing maturity dates past that date for certain identified notes payable representing aggregate principal of $640,000. In addition we will need to increase our gross margin and/or decrease our operating expenses by an aggregate of approximately $1.0 million per year, as compared to their current levels, for the year ended September 30, 2017 - our plan includes specific potential sources of new gross margin and expense reductions aggregating approximately $1.5 million. However, there are no assurances whatsoever that we will be able to sell additional common shares or other forms of equity and/or that we will be able to borrow further funds other than under the Funding Letter and/or that we will be able to sell assets or operations and/or that we will be able to increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are unsuccessful.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

Using the inputs described above, we have determined that there were no material differences between the carrying values and the estimated fair values of the Instruments as of September 30, 2014. Those amounts as of September 30, 2015 are as follows:

	Carrying Value	Estimated Fair Value

New Sigma Note	$1,540,377	$1,345,000
Rockridge Note	400,000	352,000
Fuse Note	211,225	185,000
Working Capital Notes	434,502	389,000
Subordinated Notes	192,500	162,000
Intella2 Investor Notes	406,667	371,000
USAC Note	187,650	160,000
Total Instruments	$3,372,921	$2,964,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

EDNet sells various audio codecs and equipment which enables its customers to collaborate with other companies or with other locations.  As such, revenue is recognized for the sale of equipment when the equipment is installed or upon signing of a contract after the equipment is installed and successfully operating.  All sales are final and there are no refund rights or rights of return. EDNet rents some equipment to customers under agreements with fixed terms that are accounted for as operating leases.  The rental revenue is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

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

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of September 30, 2015 and 2014 was immaterial in relation to our recorded liabilities at those dates.

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

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $87.5 million in Federal net operating loss carryforwards (NOLs) as of September 30, 2015, which expire in fiscal years 2018 through 2035, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.9 and $32.5 million as of September 30, 2015 and 2014, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs as discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses, calculated on a book basis, for the years ended September 30, 2015 and 2014.

The primary differences between the net loss or income for book versus for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of goodwill and certain acquired intangible assets, expenses for stock options issued for consultant and employee services but not exercised by the recipients, expenses related to shares issued or committed to be issued for consultant and employee services, until such shares are issued and eligible for resale by the recipient, and interest accretion expense related to liabilities such as share repurchases and asset purchases. In addition, proceeds from sales of ownership interests in Partners, as well as distributions in connection with those interests, while reflected on our books as equity transactions are treated as current income and expense items for income tax purposes – see note 6 for details.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of September 30, 2015 and 2014 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Although our policy is to recognize, as non-operating expense, interest or penalties related to income taxes when such payments become probable, we had not recognized any such material items in our statement of operations for the years ended September 30, 2015 and 2014. The tax years ended September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (i) is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  Our implementation of this guidance effective with the first interim period of our fiscal year ended September 30, 2015, the three month period ended December 31, 2014, has had no material impact on our consolidated financial statements for the year ended September 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the years ended September 30, 2015 and 2014, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,771,667 and 2,566,667 as of September 30, 2015 and 2014, respectively – see notes 4 and 5.

Since our statement of operations for the years ended September 30, 2015 and 2014 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants excluded from the calculation of weighted average shares outstanding represented underlying common shares of 350,000 and 1,156,185 as of September 30, 2015 and 2014, respectively.

The convertible securities outstanding at September 30, 2015 but excluded from the calculation of weighted average shares outstanding for the year then ended are as follows: (i) the $1,583,000 outstanding balance of the New Sigma Note, which could have potentially converted into up to 5,276,667 shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $200,000 portion of the outstanding balance of the Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock.

In addition, the convertible securities outstanding at September 30, 2014 but excluded from the calculation of weighted average shares outstanding for the year then ended are as follows: (i) the $395,000 portion of the outstanding balance of Sigma Note 1, which could have potentially converted into up to 395,000 shares of our common stock, (ii) the $551,741 outstanding balance of Sigma Note 2, which could have potentially converted into up to 551,741 shares of our common stock (iii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iv) the $200,000 outstanding balance of the Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock and (v) the $200,000 portion of the outstanding balance of the Intella2 Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.3 million as of September 30, 2015 and 2014, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates. Certain of the amounts due to directors and officers may be satisfied with equity – see note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2015 and 2014 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the years ended September 30, 2015 or 2014.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the years ended September 30, 2015 or 2014.

See notes 5 and 6 for additional information related to share issuances under the Plan and note 8 for additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $980,000 and $640,000 for the years ended September 30, 2015 and 2014, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

Interest expense and amortization of debt discount

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

SEPTEMBER 30, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income or Loss

We have recognized no transactions generating comprehensive income or loss that are not included in our net loss, and accordingly, net loss or income equals comprehensive loss or income for all periods presented.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, inventory reserves, depreciation and amortization lives and methods, goodwill and other impairment allowances, income taxes and related reserves and contingent liabilities, including contingent purchase prices for acquisitions, contingent compensation arrangements and USF contributions. Such estimates are reviewed on an ongoing basis and actual results could be materially affected by those estimates.

Effects of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU 2016-12, to clarify what the FASB called “certain narrow aspects of Topic 606”, such pronouncement having the same effective date as ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, primarily for the purpose of deferring by one year the effective dates set forth in ASU 2014-09. After giving effect to that deferral, with respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, although early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We believe that our implementation of this guidance for our fiscal year ended September 30, 2019, and interim periods within that fiscal year, will have no material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 (Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period), which requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  In March 2016, the FASB issued ASU 2016-09 (Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting), intended to simplify income tax reporting, classification as either equity or liabilities and classification on the cash flow statement for employee share-based payment transactions. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the implementation of the above guidance on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments – Credit Losses (Topic 326)), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates, including not only historical experience and current conditions, but reasonable and supportable forecasts. The financial assets affected by this pronouncement include trade receivables. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted as of fiscal years beginning after December 15, 2018. This update is to be first applied via a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). We are currently evaluating the impact of the implementation of the above guidance on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill and other acquisition-related intangible assets is as follows:

	September 30, 2015			September 30, 2014
	Gross Carrying Amount			Gross Carrying Amount
		Accumulated Amortization	Net Book Value		Accumulated Amortization	Net Book Value

Goodwill:
Infinite Conferencing	$2,520,887	$-	$2,520,887	$6,400,887	$-	$6,400,887
Intella2	161,767	-	161,767	411,656	-	411,656
Audio/web conferencing reporting unit	2,682,654	-	2,682,654	6,812,543	-	6,812,543

EDNet	521,444	-	521,444	1,271,444	-	1,271,444
Acquired Onstream	-	-	-	271,401	-	271,401
Auction Video	3,216	-	3,216	3,216	-	3,216
Total goodwill	3,207,314	-	3,207,314	8,358,604	-	8,358,604

Acquisition-related intangible assets (items listed are those that were not fully amortized as of September 30, 2014):

Intella2 - customer list
and non-compete	276,086	(276,086)	-	722,817	(195,900)	526,917
Total intangible assets	276,086	(276,086)	-	722,817	(195,900)	526,917

Total goodwill and other acquisition-
related intangible assets	$3,483,400	$(276,086)	$3,207,314	$9,081,421	$(195,900)	$8,885,521

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

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. We evaluated the carrying value of the Intella2 goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our annual review performed as of September 30, 2015, an approximately $250,000 write-down was recorded – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired from Intella2 was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The discount rate utilized considered equity risk factors (including small stock risk) as well as risks associated with profitability and working capital, competition, and intellectual property. The projections were adjusted for charges related to fixed assets, working capital and workforce retraining. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We are depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years. Furthermore, as a result of our annual review performed as of September 30, 2015, an approximately $446,000 write-down of the Intella2 intangible assets, primarily the customer list, was recorded – see “Testing for Impairment” below.

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

SEPTEMBER 30, 2015

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

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. We evaluated the carrying value of the Infinite goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our annual review performed as of September 30, 2015, the Infinite goodwill was determined to be further impaired and an approximately $3.9 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million as of that date – see “Testing for Impairment” below.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

On September 2, 2015, with reference to the First Granted Patent, we filed a Continuation Application with the USPTO and the USPTO issued a related Filing Receipt, establishing a September 2, 2015 filing date for a new patent application (number 14/843,457). On September 17, 2015, the USPTO issued a related Notice to File Missing Parts of Nonprovisional Application, which we filed our timely response to on January 19, 2016. On January 28, 2016, the USPTO issued a related Notice of Incomplete Reply, which we filed our timely response to on February 17, 2016. The Continuation Application process, which has no set time frame or end date, may result in issuance of another patent to us which may include broader and/or additional claims as compared to the First Granted Patent, although this cannot be assured. We do not expect the Continuation Application process to affect the enforceability of the First Granted Patent, nor do we expect the result of the Continuation Application process to result in modifications, or adverse impact, to the First Granted Patent.

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

SEPTEMBER 30, 2015

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. We evaluated the carrying value of the Acquired Onstream goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our annual review performed as of September 30, 2015, the Acquired Onstream goodwill was determined to be further impaired and the remaining carrying value of that goodwill, approximately $271,000, was written off as of that date – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million.   We evaluated the carrying value of the EDNet goodwill as part of our annual review performed as of September 30, 2014, and no write-down was required. However, as a result of our annual review performed as of September 30, 2015, the EDNet goodwill was determined to be further impaired and an approximately $750,000 adjustment was made to reduce the carrying value of that goodwill to approximately $521,000 as of that date – see “Testing for Impairment” below.

EDNet’s operations are heavily dependent on the use of Integrated Services Digital Network (“ISDN") connections, which are only available from a limited number of suppliers. The two companies which are the primary suppliers of ISDN to EDNet have made public indications of intentions to restrict, or even eventually eliminate, their provision of ISDN. Such actions could have a significant adverse impact on our future evaluations of the carrying value of EDNet goodwill, especially if alternative ISDN suppliers cannot be identified or if an alternative such as Internet based technology is not available or economically feasible as a basis to continue the EDNet operations. However, to the best of our knowledge, these two companies have not announced definitive timetables for taking any extensive actions with regard to restricting ISDN and therefore we have not assumed any such actions would take place within the timeframe of our discounted cash flow analyses used by us for these evaluations to date.

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

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

The provisions of ASC 350-20-35-3 in certain cases would allow us to forego the two-step impairment testing process based on certain qualitative evaluation.  However, based on our assessment as of September 30, 2015 and 2014 of relevant events and circumstances as listed in ASC 350-20-35-3C, we determined that we were not eligible to employ qualitative evaluation to forego the two-step impairment testing process with respect to our reporting units as of those dates, as it was not more likely than not that impairment loss had not occurred. These relevant events and circumstances included our declining revenues as well as certain macroeconomic conditions, including access to capital and the ongoing decrease in the ONSM share price.

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

As part of the two-step process discussed above for the September 30, 2015 and 2014 evaluations, our management performed discounted cash flow (“DCF”) projections and market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these projections and analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

For the September 30, 2015 and 2014 evaluations, our management, with the assistance of the third-party valuation services firm, determined the rates and assumptions (including probability of future revenues and costs, tax shields and annual and terminal discount factors) used by it to prepare the DCF projections and also considered macroeconomic and other conditions such as: our credit rating, stock price and access to capital; industry growth projections; our historical sales trends and our technological accomplishments compared to our peer group.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

As part of the DCF projections prepared for use in the September 30, 2015 and 2014 evaluations, we analyzed our corporate payroll and other general and administrative expenses to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing those projections. For the years ended September 30, 2015 and 2014, we determined that approximately 82% and 83%, respectively, of our corporate payroll plus other general and administrative expenses (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

For the September 30, 2015 and 2014 evaluations, our management, with the assistance of the third-party valuation services firm, determined the appropriately comparable publicly reporting companies and public market transactions used by it to perform the MV analyses. Factors taken into consideration in selecting the appropriately comparable companies included the relative size of the candidate company, measured by revenues and assets, as compared to our reporting units and the extent to which the stated business activities of the candidate company align with the primary business activities of our reporting units. Once comparable companies and transactions were identified, the valuation calculation was based on multiples of revenues and, to the extent applicable, EBITDA (earnings before interest, taxes, depreciation and amortization). In the case of the September 30, 2015 evaluation, we, based on the advice of the third-party valuations services firm, determined that the publicly reporting companies and public market transactions that we were able to identify as available for our analysis were not sufficiently comparable to the operating characteristics of most of our reporting units therefore these MV analyses were given a zero percent (0%) weighting - i.e., they were not considered - when determining FV.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

However, as of September 30, 2014, based on the above, as well as a report prepared by the third-party valuation services firm, we determined that the FVs of the Acquired Onstream, EDNet and audio and web conferencing reporting units, calculated as described above, were more than their respective net carrying amounts. Furthermore, in order to address whether any further consideration of ONSM’s share price was needed with respect to impairment testing, we, with the assistance of the third-party valuation services firm, performed an analysis to compare our book value to our market capitalization as of September 30, 2014, including adjustments for (i) paid-for but not issued common shares, such as the Rockridge Shares (see note 4) and the Executive Shares (see note 5) and (ii) an appropriate control premium. Based on this analysis, we concluded that there were no conditions with respect to our market capitalization as of September 30, 2014 which would require further evaluation with respect to the carrying values of our reporting units. The above analysis was performed based on a closing ONSM share price of $0.17 per share as of September 30, 2014.

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	September 30, 2015			September 30, 2014
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
						Net Book Value	Useful Lives (Yrs)
	Historical Cost		Net Book Value	Historical Cost

Equipment and
software	$11,128,003	$(10,882,859)	$245,144	$11,086,319	$(10,687,925)	$398,394	1-5
DMSP	6,220,419	(5,859,304)	361,115	6,212,019	(5,702,817)	509,202	5
Other capitalized
internal use software	654,272	(592,128)	62,144	2,302,688	(1,475,840)	826,848	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures
and leasehold
improvements	625,433	(589,011)	36,422	623,443	(567,389)	56,054	2-7
Totals	$19,996,239	$(19,291,414)	$704,825	$21,592,581	$(19,802,083)	$1,790,498

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 3:  PROPERTY AND EQUIPMENT (Continued)

As of September 30, 2015 we have capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of September 30, 2015, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release.

As of September 30, 2015 we have capitalized as part of other internal use software approximately $2.0 million of employee compensation and other costs for the development of webcasting applications. As of September 30, 2015, substantially all of these costs have been placed in service, including approximately $444,000 placed in service in December 2009 for the initial release of iEncode software, which runs on a self-administered, webcasting appliance used to produce a live video webcast, approximately $352,000 placed in service in January 2013 for a new release of our basic webcasting platform and approximately $99,000, $251,000 and $96,000 placed in service in October 2013, July 2014 and July 2015, respectively, for enhancements to that new release. As of September 30, 2015, the approximately $262,000 of the total capitalized costs not yet placed in service relate to our development during the period from July 2013 through September 2015 of a “do it yourself” large audience webcasting product that can be run from the customer’s desktop and will be available on a fixed cost monthly subscription basis that can be purchased on-line. We expect to release this product in the fourth quarter of fiscal 2016. As part of our annual review of the carrying values of our long-lived assets for impairment as of September 30, 2015, we evaluated the remaining carrying value of the webcasting division’s assets, primarily the unamortized software development costs, for impairment. We performed such an analysis by comparing the carrying value of those assets to the projected undiscounted future cash flows from the webcasting operations, as prescribed by applicable accounting literature for evaluating impairment of a depreciable asset with a fixed life. These projected future cash flows took into account (i) the webcasting revenues during fiscal 2015, which in spite of an increase for the nine months ended June 30, 2015 versus the corresponding prior year period, declined for the three months ended June 30, 2015, versus the corresponding prior year period, and were generally flat for the three months ended September 30, 2015, versus the corresponding prior year period (and which trend has continued through June 30, 2016) and (ii) information available to us with respect to backlog and potential future revenues as of September 30, 2015. Based on this information, we determined that it would not be appropriate to project growth in webcasting revenues for these purposes as of September 30, 2015. The initial decline in webcasting revenues that occurred for the quarter ended June 30, 2015 was not considered a “triggering event” that might require an interim evaluation, since we were unable to determine that such decline represented a trend that might result in impairment until we saw additional results for the quarter ended September 30, 2015, as well as evaluated the backlog and potential future revenues as of that date. Since there was a significant level of recently capitalized software development costs for webcasting products as of September 30, 2015, and we did not project growth in webcasting revenues for this purpose, as a result of our analysis, we recognized a net impairment loss of $800,000 for the year ended September 30, 2015. After the impairment loss, the carrying cost of the webcasting division’s capitalized internal software was reduced to approximately $35,000, which will be depreciated over the twelve months ending September 30, 2016. We will continue to evaluate any webcasting division development costs capitalized by us after September 30, 2015 for impairment on the same basis.

All capitalized development costs placed in service are being depreciated over five years. Depreciation and amortization expense for property and equipment was approximately $606,000 and $813,000 for the years ended September 30, 2015 and 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	September 30, 2015	September 30, 2014

New Sigma Note	$1,583,000	$-
Sigma Note 1 (excluding portion in notes payable)	-	395,000
Sigma Note 2	-	551,741
Sigma Notes (excluding portion in notes payable)	1,583,000	946,741
Rockridge Note	400,000	400,000
Fuse Note (excluding portion in notes payable)	200,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	200,000	200,000
Total convertible debentures	2,383,000	1,746,741
Less: discount on convertible debentures	(58,176)	(113,789)
Convertible debentures, net of discount	2,324,824	1,632,952
Less: current portion, net of discount	(1,167,899)	-
Convertible debentures, net of current portion and discount	$1,156,925	$1,632,952

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

SEPTEMBER 30, 2015

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

On April 30, 2015, prior to the issuance of our September 30, 2014 financial statements, we entered into an agreement with Sigma extending the maturity date of the New Sigma Note to October 15, 2015 and as a result Sigma Notes 1 and 2 are classified as non-current on our September 30, 2014 balance sheet.

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

On December 17, 2015, we made a $1.0 million payment to Sigma against the outstanding principal balance of the New Sigma Note, reducing the remaining outstanding principal balance on the Note to $583,000. On December 22, 2015, we entered into certain agreements with Sigma and Sigma Capital, which included an amendment to the New Sigma Note. As a result of these agreements, the outstanding balance of the New Sigma Note was increased to $600,000, to reflect a one-time administrative fee of $17,000, and we also reimbursed $3,500 of Sigma’s legal expenses related to the transactions. The maturity date of the remaining balance due under the New Sigma Note was extended from April 15, 2016 to December 31, 2016 and as a result $583,000 of the New Sigma Note is classified as non-current on our September 30, 2015 balance sheet, with the remaining amount classified as current.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Sigma has the right to convert the New Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share (reduced from $1.00 per share for Sigma Notes 1 and 2), which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the New Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. The April 30, 2015 agreement also required us to pay liquidated damages for late SEC filings and in accordance with that requirement we paid Sigma Capital an aggregate of $42,500 for such damages from April 30, 2015 through September 30, 2015 and another $25,000 for such damages after that date through November 27, 2015, the last payment date before the agreement to pay such damages was cancelled. When the amortization of the fees and expenses we agreed to pay in connection with the April 30, 2015 Sigma agreement, including the anticipated liquidated damages for late SEC filings, such items aggregating $121,500, were combined with the amortization of the remaining unamortized discount arising from the December 31, 2014 financing, the resulting effective interest rate of the New Sigma Note was approximately 57% per annum for the period from May 1, 2015 through September 30, 2015. Although this effective rate would be impacted by the September 21, 2015 transaction discussed below, we will not reflect that impact until October 1, 2015 and have determined that the impact of this delayed implementation is immaterial. This effective interest rate does not include the impact if an early repayment was required, as discussed above.

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

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

The unamortized portion of the debt discount recorded against the New Sigma Note was $42,623 as of September 30, 2015. The unamortized portion of the debt discount recorded against Sigma Note 1 was $98,494 (including $53,150 related to the portion of that debt classified as a note payable) as of September 30, 2014.

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its February 2014 and September 2014 modifications (including an allocation of a portion of the common shares issued and fees paid in connection with the February 2014 Sigma Note 2 transaction) versus the present value of the cash flows before the modifications, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40, and accordingly, accounting for those modifications as extinguishments of debt was not required.

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 1 after its December 2014 modification (via cancellation and replacement with the New Sigma Note) versus the present value of the cash flows under the payment terms in place one year earlier. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case would be the terms in place as of June 14, 2013 (with respect to the portion of the New Sigma Note issued to cancel Sigma Note 1) and February 28, 2014 (with respect to the portion of the New Sigma Note issued to cancel Sigma Note 2, and in which case the inception date of Sigma Note 2 was used). ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective December 31, 2014 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock, and since the ONSM closing price of $0.21 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

New Sigma Note and Sigma Note 1 (continued)

We concluded that there was less than a 10% difference between the present value of the cash flows of the New Sigma Note after its April 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier. Since the provisions of ASC 470-50-40 require that if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case was as of February 28, 2014 for Sigma Notes 1 and 2, the predecessor indebtedness to the New Sigma Note, as discussed above. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right deemed to be modified as part of the April 2015 transaction is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock, and since the ONSM closing price of $0.14 per share at the time of the deemed modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

We concluded that there was less than a 10% difference between the present value of the cash flows of the New Sigma Note after its September 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier. Since the provisions of ASC 470-50-40 require that if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case was as of September 15, 2014 for Sigma Notes 1 and 2, the predecessor indebtedness to the New Sigma Note, as discussed above. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right deemed to be modified as part of the September 2015 transaction is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock, and since the ONSM closing price of $0.23 per share at the time of the deemed modification of the conversion rights (and the $0.18 per share the following day) was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

We concluded that there was less than a 10% difference between the present value of the cash flows of Sigma Note 2 after its December 2014 modification (via cancellation and replacement with the New Sigma Note) versus the present value of the cash flows under the payment terms in place upon the original issuance of Sigma Note 2. The comparison of the present value of cash flows under the modified terms is normally done using the present value of cash flows under the terms existing immediately before the modification. However, under the provisions of ASC 470-50-40, if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, or in the case of a note issued less than one year prior, existing as of the original note issuance date. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right as modified effective December 31, 2014 is not exercisable prior to the maturity date of the New Sigma Note unless we are in default on the New Sigma Note or we are sold, and since the ONSM closing price of $0.21 per share at the time of the modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

Rockridge Note

In April and June 2009 we borrowed $1.0 million from Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our larger shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In September 2009, we borrowed an additional $1.0 million from Rockridge, resulting in cumulative borrowings by us under the Rockridge Agreement, as amended, of $2.0 million. In connection with this transaction, we issued a note (the “Rockridge Note”) bearing interest at 12% per annum (which is currently being paid on a monthly basis) and collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by other lenders. We also entered into a Security Agreement with Rockridge containing covenants and restrictions with respect to the collateral.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

We made subsequent principal and interest payments, primarily on a monthly basis, which reduced the outstanding balance of the Rockridge Note to $400,000 as of September 30, 2015 and 2014. This remaining balance, per our latest agreement with Rockridge dated December 16, 2015, has a Maturity Date of December 31, 2016 and as a result is classified as non-current on our September 30, 2015 balance sheet. On April 30, 2015, prior to the issuance of our September 30, 2014 financial statements, we entered into an agreement with Rockridge whereby the Maturity Date of the Rockridge Note was extended to October 15, 2015 and as a result the Rockridge Note is classified as non-current on our September 30, 2014 balance sheet. The Rockridge Note also provides that we will pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

The Rockridge Agreement, as amended through December 31, 2014, provided that (i) Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 666,667 restricted shares of our common stock (the “Shares”) and (ii) on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 valuation adjustment (the “Shortfall Payment”) related to the Shares. The Shortfall Payment would be calculated as the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum of $75,000 in the aggregate.

Our December 31, 2014 agreement with Rockridge, in exchange for an extension of the Maturity Date, increased the origination fee by 50,000 Shares (to the 666,667 Shares as discussed above). This increase had a fair market value of approximately $10,500, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we recorded as interest expense (as well as a corresponding increase in additional paid-in capital) for the year ended September 30, 2015 . Since there was no remaining unamortized discount with respect to the Rockridge Note as of December 31, 2014, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability, classified as part of the caption “Accrued liabilities” on our balance sheet, was also $75,000 as of September 30, 2015. Although as a result of the latest extension of the Maturity Date discussed above, the Shortfall Payment is not due until December 31, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

The fair market value of the first 366,667 Shares, determined to be approximately $626,000 at the date of the Rockridge Agreement under which Rockridge became entitled to such shares, plus legal fees of $55,337 we paid in connection with the Rockridge Agreement, were reflected as the initial $681,337 discount against the Rockridge Note and amortized as interest expense over the term of the Rockridge Note through the date of the December 2012 Allonge. The fair market value of the second tranche of 225,000 origination fee Shares arising from the December 2012 Allonge was recorded as additional discount of approximately $79,000 and, along with the unamortized portion of the initial discount, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in January 2013. The $32,000 present value of the anticipated Shortfall Payment was recorded as additional discount and, along with the other components of discount discussed above, was amortized as interest expense over the remaining term of the Rockridge Note, commencing in October 2012 and ending when the remaining unamortized discount of $43,620 was written off as a debt extinguishment loss in February 2014. The fair market value of the third tranche of 25,000 origination fee Shares arising from the September 2014 Allonge was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $5,250 during the year ended September 30, 2014. The fair market value of the fourth and fifth tranches aggregating 80,000 origination fee Shares arising from the December 2014 and April 2015 Allonges was not recorded as additional discount due to immateriality but rather was recognized as interest expense of $14,700 during the year ended September 30, 2015. Corresponding increases in additional paid-in capital were also recorded for the value of the Shares.

The fair market value of the sixth tranche of 50,000 origination fee Shares arising from the August 2015 Allonge was inadvertently not recorded as of September 30, 2015. We have concluded that this omission is immaterial for adjustment to those financial statements and therefore, the issuance will be recognized as interest expense of $9,500 during the three months ended December 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

The initial effective interest rate of the Rockridge Note was approximately 44.3% per annum, until the September 2009 amendment, which reduced it to approximately 28.0% per annum, the October 2012 Shortfall Payment accrual, which increased it to approximately 31.1% per annum and the December 2012 Allonge, which decreased it to approximately 29.1% per annum. As a result of the February 2014 debt extinguishment loss, discussed above, the effective interest rate was reduced to 12% per annum and, because of the expensing of the value of all subsequent increases in the number of origination fee Shares on the basis of immateriality, it is deemed to have remained at that level to date. These rates do not give effect to any difference between the sum of the value of the Shares at the time of issuance plus the Shortfall Payment, as compared to the recorded value of the Shares on our books, nor do they give effect to any variance between the conversion price versus market prices if principal is satisfied with common shares issued upon conversion instead of cash.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis.  Effective February 28, 2015, prior to the issuance of our September 30, 2014 financial statements, the Fuse Note was further amended, extending the maturity date to March 1, 2016 and as a result the Fuse Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remained at $200,000. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of September 30, 2015 as a result of the accretion of $4,000 as interest expense for the year then ended.

The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.40 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments from us under this commitment prior to the maturity date of the Fuse Note, which is currently January 15, 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The aggregate unamortized portion of the debt discount recorded against the Fuse Note was $8,775 (of which $798 relates to the $20,000 portion of the Fuse Note included in the “Notes and Leases Payable” section below) and $6,446 as of September 30, 2015 and 2014, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is included under the caption “Accrued liabilities” on our September 30, 2015 and 2014 balance sheets.

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

As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date (under the caption “Accrued liabilities” on our balance sheet), which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended and which increased to approximately $125,000 as of September 30, 2015 as a result of the accretion of approximately $17,000 as interest expense for the year then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	September 30, 2015	September 30, 2014

Line of Credit Arrangement	$1,650,829	$1,650,829
Sigma Note 1 (excluding portion in convertible debentures)	-	592,599
Working Capital Notes	465,000	592,727
Subordinated Notes	192,500	250,000
Intella2 Investor Notes (excluding portion in convertible debentures)	215,000	250,000
Fuse Note (excluding portion in convertible debentures)	20,000	-
Investor Notes	-	175,000
USAC Note	187,650	56,229
Equipment lease	9,333	25,523
Total notes and leases payable	2,740,312	3,592,907
Less: discount on notes payable	(32,054)	(125,847)
Notes and leases payable, net of discount	2,708,258	3,467,060
Less: current portion, net of discount	(2,032,183)	(2,451,681)
Notes and leases payable, net of current portion and discount	$676,075	$1,015,379

Line of Credit Arrangement

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”). The Lender was Thermo Credit LLC through February 10, 2016 and as a result of an assignment, Thermo Communications Funding LLC, an affiliated company, subsequent to that date. Mr. Leon Nowalsky, a member of our Board, is an investor and board member in both entities.

The Line has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our September 30, 2015 balance sheet, since the outstanding balance at that date could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on that balance sheet, as well as our September 30, 2014 balance sheet.

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

SEPTEMBER 30, 2015

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

The Modification provides that our failure to comply with these provisions shall be an immediate Event of Default, and although as of July 8, 2016 (the extended deadline granted by the Lender on June 8, 2016)  these provisions had not been fully implemented, we were in substantial compliance with such provisions since August 1, 2016 and through October 28, 2016 and we have not received any notification from the Lender as to any Event of Default under these provisions as of October 28, 2016. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such lockbox provisions up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments have been required either, and as a result the outstanding principal balance of the Line did not change from that time through June 24, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. Effective June 24, 2016, the first deposit was made to the Lockbox Account and applied against the balance outstanding under the Line.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

As of the Effective Date, although the outstanding balance under the Line exceeded the maximum allowable borrowing amount under the Line (the “Borrowing Base”), the Modification provided that notwithstanding any other provisions of the Line or the Modification, such condition would not be considered a Default or an Event of Default, and Lender would agree to make advances to us thereunder based on the Borrowing Base plus an overadvance amount determined by a schedule which started at $300,000 through February 27, 2016 but declined to zero as of July 31, 2016 and thereafter. As of October 24, 2016, the outstanding balance under the Line was approximately $1,576,000, which exceeded the Borrowing Base by approximately $248,000. Although there is no formal obligation to do so, as of October 24, 2016 the Lender is allowing such overadvance condition to continue, under their expectation that we are seeking alternative funding to replace that overadvance. In a letter dated October 26, 2016, the Lender agreed that there was no default by us with respect to such overadvances up to and including October 31, 2016, although this does not constitute authorization for any non-compliance with these provisions after October 31, 2016.

The Line is also subject to our compliance with a quarterly debt service coverage covenant (the “Covenant”). Prior to the Modification, the Covenant requires that the sum of (i) our net income or loss, adjusted to remove all non-cash expenses as well as cash interest expense and (ii) contributions to capital (less cash distributions and/or cash dividends paid during such period) and proceeds from subordinated unsecured debt, be equal to or greater than the sum of cash payments for interest and debt principal payments. The Lender waived the requirement to comply with the Covenant for the quarter ended September 30, 2015. We have complied with the Covenant for all applicable quarters through June 30, 2016.

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

SEPTEMBER 30, 2015

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

The outstanding principal is due on demand in the event a payment default is uncured one (1) day after written notice. The Modification provides that, without limiting any other rights and remedies provided by the terms of the Line or otherwise available to the Lender, the Lender may exercise one or more of certain rights and remedies, as listed in the Amendment, during the existence of any uncured Default (upon not less than five days prior written notice by Lender) or Event of Default which has not been waived in writing by Lender. Lender’s rights to exercise such rights and remedies will end if and when all of Debtors’ obligations to Lender in connection with the Line have been satisfied. The rights and remedies listed in the Modification include, but are not limited to: (i) verify the validity and amount of, or any other matter relating to, the accounts by mail, telephone, telegraph or otherwise, (ii) notify all account debtors that the accounts have been assigned to Lender and that Lender has a security interest in the accounts, (iii) direct all account debtors to make payment of all accounts directly to Lender or the Lockbox Account (iv) in any case and for any reason, notify the United States Postal Service to change the addresses for delivery of mail addressed to us to such address as Lender may designate, as well as receive, open and dispose of all such mail, provided that Lender shall promptly forward to us any such items not related to the accounts, (v) exercise all of our rights and remedies with respect to the collection of accounts, (vi) settle, adjust, compromise, extend, renew, discharge or release accounts, for amounts and upon terms which Lender considers advisable and (vii) sell or assign accounts on such terms, for such amounts and at such times as Lender deems advisable.

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

SEPTEMBER 30, 2015

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

Effective February 28, 2015, prior to the issuance of our September 30, 2014 financial statements, one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016 and as a result this Working Capital Note is classified as non-current on our September 30, 2014 balance sheet. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date. Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. We did not make these principal or interest payments when due on May 4, 2015, but we continued to accrue interest expense after that point on the outstanding note balances at the stated interest rate through September 30, 2015.

One of the other two Working Capital Notes having an outstanding principal balance of approximately $172,727 was repaid in September 2015. As discussed in more detail above, Sigma loaned us $225,000 in September 2015, which was the primary funding source to make this payment plus related interest and legal fees aggregating approximately $33,000. Although this additional loan had an April 15, 2016 maturity date, the loan was made after the issuance of our September 30, 2014 financial statements, and therefore this Working Capital Note is classified as current on our September 30, 2014 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Since this extension was not negotiated until after the issuance of our September 30, 2014 financial statements, this Working Capital Note is classified as current on our September 30, 2014 balance sheet. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and effective June 6, 2016 this Working Capital Note was further amended, extending the maturity date to January 15, 2017. Accordingly this Working Capital Note is classified as non-current on our September 30, 2015 balance sheet.

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date (under the caption “Accrued liabilities” on our balance sheet), which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $108,000 as of September 30, 2015 as a result of the accretion of approximately $20,000 as interest expense for the year then ended.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes (continued)

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our September 30, 2015 balance sheet. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of January 15, 2017, which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our September 30, 2015 balance sheet. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

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

The fair market value at the time of issuance of the Working Capital Shares plus another 100,000 restricted common shares in connection with a finders agreement related to this financing, plus the cash deducted from the proceeds for related origination fees, was $258,260. $88,807 of this amount was reflected as a non-cash debt extinguishment loss (as well as a corresponding increase in additional paid-in capital for the shares) for the year ended September 30, 2014, in connection with the use of a portion of the proceeds to repay previously outstanding debt, as discussed above. The remainder of $169,453 was reflected as a discount against the Working Capital Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the initial term of the Working Capital Notes, resulting in a weighted average effective interest rate of approximately 33.2% per annum.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Since no additional consideration was paid from the end of their initial terms in April and May 2015, until they were repaid and/or renegotiated in September 2015, the effective interest rate on the other two Working Capital Notes during that period was the stated interest rate of 15.0% per annum.

We concluded that there was less than a 10% difference between the present value of the cash flows of one of the other two Working Capital Notes after its September 16, 2015 modification versus the present value of the cash flows under the terms existing immediately before the modification, which 10% is the threshold over which extinguishment accounting is required under the provisions of ASC 470-50-40. Accordingly, accounting for this modification as an extinguishment of debt was not required.

The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $30,499 and $50,624 as of September 30, 2015 and 2014, respectively.

In connection with the October 15, 2015 agreements extending the maturity date of two of the Working Capital Notes with amended principal balances aggregating $465,000 to July 15, 2016, we agreed to issue an aggregate of 55,000 restricted common shares to the noteholders, such shares having a fair value of approximately $10,000. 30,000 of those shares have not been recorded on our books or issued as of October 28, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $192,500 and $250,000 was outstanding as of September 30, 2015 and 2014, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

This note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, but since it was paid in full on December 16, 2015, it is classified as current on our September 30, 2015 balance sheet. In connection with the October 15, 2015 amendment, we issued 20,000 restricted common shares to the noteholder, such shares having a fair value of approximately $4,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

We did not make the principal payments when due in October 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015, prior to the issuance of our September 30, 2014 financial statements, we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. As a result such remaining principal is classified as non-current on our September 30, 2014 balance sheet. The amendments increased the aggregate outstanding principal balance to $82,500, for the effect of due diligence fees aggregating $7,500 earned by the noteholders in connection with the amendments. We determined these fees to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendments. Since there was no remaining unamortized discount with respect to these notes as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Subordinated Notes (continued)

These notes were further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, but an aggregate of $52,500 was paid against the outstanding balances on December 16, 2015. Effective December 16, 2015, the one note with a remaining outstanding balance was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $52,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.  In connection with the October 15, 2015 amendments, we issued an aggregate of 22,500 restricted common shares to the noteholders, such shares having a fair value of approximately $4,000.

The aggregate unamortized portion of the debt discount recorded against the Subordinated Notes was none and $4,166 as of September 30, 2015 and 2014, respectively.

Intella2 Investor Notes

On November 30, 2012 we issued unsecured promissory notes to five investors (the “Intella2 Investor Notes”), with an initial aggregate outstanding balance of $450,000 bearing interest at 12% per annum and which are fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. These notes were issued in exchange for $350,000 cash proceeds plus the satisfaction of the $100,000 outstanding principal balance due on a previously issued subordinated note. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the second year. In connection with the issuance of the Fuse Note on March 19, 2013 (discussed in more detail above), we modified the terms on one of the Intella2 Investor Notes, held by Fuse and having a $200,000 outstanding principal balance (the “Intella2 Fuse Note”), to allow conversion of the principal balance into restricted common shares at Fuse’s option using a rate of $0.50 per share.

During April and May 2014, the Intella2 Fuse Note and the Intella2 Investor Notes held by two of the other four investors were further amended to provide that the principal balances aggregating $290,000 would not be payable until the November 30, 2014 maturity date, although interest would continue to be payable on a monthly basis. In exchange for this amendment, we issued an aggregate of 29,000 common shares having a fair market value of approximately $6,100, which we determined to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest at that time. We also determined that the remaining unamortized discount as of June 30, 2014 was immaterial for purposes of evaluating these modifications as to whether loan extinguishment accounting would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

We did not make the principal payments on the Intella2 Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015, prior to the issuance of our September 30, 2014 financial statements, we entered into an agreement with certain of the noteholders whereby (i) we paid all accrued interest through that date plus the aggregate outstanding principal of $60,000 on two of the Intella2 Investor Notes and (ii) we paid all accrued interest through that date related to the Intella2 Fuse Note and one of the two other Intella2 Investor Notes remaining unpaid. These two notes, representing aggregate outstanding principal of $250,000, were also amended at that time to extend the maturity date to March 1, 2016 and to increase the aggregate outstanding principal balance to $275,000, for the effect of due diligence fees aggregating $25,000 earned by the noteholders in connection with the amendments although the portion of the Intella2 Fuse Note convertible to common shares remained at $200,000. Accordingly, that increased principal balance is classified as non-current on our September 30, 2014 balance sheet.

The February 28, 2015 amendments also provided that future interest would be paid quarterly, commencing June 30, 2015, and further provided that in the event we received funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest would be repaid within thirty days of the receipt of such proceeds.

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.

Effective June 6, 2016, one of the two other Intella2 Investor Notes remaining unpaid, with an outstanding principal balance of $55,000 was further amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet.

Effective June 1, 2016, the fifth Intella2 Investor Note, with an outstanding principal balance of $140,000, was amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet. This note had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 1, 2016 amendment. We had continued to accrue interest expense after the maturity date through September 30, 2015 on the outstanding balance at the stated interest rate and as part of the June 1, 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Intella2 Common Stock was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended, increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended and increased again to approximately $66,000 as of September 30, 2015 as a result of the accretion of approximately $3,000 as interest expense for the year then ended. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

We wrote-off the remaining unamortized discount related to the Intella2 Fuse Note as a non-cash debt extinguishment loss as of March 31, 2013 and as a result, the effective interest rate of the Intella2 Fuse Note after that date was 12% per annum, with the effective interest rate for the other Intella2 Investor Notes remaining at approximately 26% per annum through November 30, 2014, at which point it also reduced to 12% per annum.

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

With respect to the due diligence fees earned by the certain holders of Intella2 Investor Notes in connection with  February 28, 2015 amendments (i) we determined one of these due diligence fees for $5,000 to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendment and (ii) the other due diligence fee for $20,000 was recorded as a discount against the Intella2 Fuse Note and is being amortized as interest expense over the approximately one year extension period, resulting in an effective interest rate of approximately 21% per annum.

The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $8,333 and $5,415 as of September 30, 2015 and 2014, respectively. The portion of this unamortized discount which related to the portion of this debt classified as a convertible debenture was $7,576 and none as of September 30, 2015 and 2014, respectively.

In connection with the October 15, 2015 agreement extending the maturity date of the Intella2 Fuse Note to July 15, 2016, we issued 75,000 restricted common shares to Fuse, such shares having a fair value of approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes

On November 30, 2012 we received $175,000, and on January 2, 2013 we received $25,000, such amounts aggregating $200,000 pursuant to unsecured promissory notes issued to five investors (in aggregate, the “Investor Notes”), bearing interest at 12% per annum and which were fully subordinated to the Line and the Rockridge Note or any assignees or successors thereto. Note payments were to be interest only during the first year, approximately 30% of the principal plus interest during the second year and the remaining principal balance at the end of the twenty-fifth month. We did not make the principal payments on the Investor Notes when due on November 30, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate through the date such notes were repaid, per the following. During November 2013 we paid the $25,000 outstanding principal on one of the Investor Notes plus all accrued interest through that date. During March 2015 we paid the $175,000 aggregate outstanding principal on the four remaining Investor Notes plus all accrued interest through that date.

In connection with the above financing, we issued to the holders of the Investor Notes an aggregate of 240,000 restricted common shares (the “Investor Common Stock”), of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). As of November 30, 2012 we determined that our share price had remained below $0.80 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $16,000 present value of this obligation as a liability on our financial statements as of November 30, 2012 (under the caption “Accrued liabilities” on our balance sheet) which increased to $21,000 as of September 30, 2013, as a result of the accretion of $5,000 as interest expense for the year then ended.

This repurchase liability increased by approximately $6,000 to approximately $27,000 as of September 30, 2014, as a result of the following transactions recorded for the year then ended: (i) the accretion of $10,000 as net interest expense, including the reversal of previously accreted interest as a result of the shortfall reimbursement described in the following item and (ii) the reversal of approximately $4,000 of the obligation initially accrued on November 30, 2012 to repurchase 5,000 shares of the Investor Common Stock, such reversal resulting from our reimbursement of the shortfall upon the holder’s documentation of its resale of those shares in the market, which reimbursement we recorded as interest expense aggregating approximately $3,200 for the year ended September 30, 2014.

The repurchase liability decreased by approximately $19,000 to approximately $8,000 as of September 30, 2015, as a result of the following transactions recorded for the year then ended: (i) the net reduction of accreted interest expense by $8,000, primarily the reversal of previously accreted interest as a result of the shortfall reimbursement described in the following item and (ii) the reversal of approximately $11,000 of the obligation initially accrued on November 30, 2012 to repurchase 25,000 shares of the Investor Common Stock, such reversal resulting from our reimbursement of the shortfall upon the holders’ documentation of their resale of those shares in the market, which reimbursements we recorded as interest expense aggregating approximately $16,000 for the year ended September 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Investor Notes (continued)

This approximately $8,000 liability is equal to the potential repurchase of the remaining 10,000 shares of Investor Common Stock at $0.80 per share. The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Investor Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015.

We paid a third-party agent financing fees of $14,000 plus 35,000 unrestricted common shares related to this financing. The value of the Investor Common Stock, plus the value of common stock issued and cash paid for related financing fees, was reflected as a $113,700 discount against the Investor Notes (as well as a corresponding increase in additional paid-in capital for the shares) and that amount was amortized as interest expense over the term of the notes, resulting in an effective interest rate of approximately 43% per annum through November 30, 2014, at which point it reduced to 12% per annum until the notes were repaid in March 2015. The aggregate unamortized portion of the debt discount recorded against the Investor Notes was $12,492 as of September 30, 2014.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

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

On May 15, 2015 we executed a letter agreement promissory note with USAC for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 (“USAC Note 2”). This letter agreement promissory note is related to our liability for USF contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable.

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending September 30:
2016	$3,248,340
2017	1,874,972
Total minimum debt payments	$5,123,312

The Line is included in the table above as a $1,650,829 payment during the year ending September 30, 2016, based on its balance sheet classification as a current liability, although we have renewed the Line through December 31, 2017, with an option to extend it through December 31, 2018, as discussed in more detail under “Line of Credit Arrangement” above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives, as discussed below. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

SEPTEMBER 30, 2015

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

2.      Effective September 16, 2012, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.8% of the contractual base salary at that time. Effective September 16, 2014, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 5.0% of the contractual base salary at that time. Effective May 1, 2015, the base salary amounts being paid to the Executives were reinstated by an amount representing approximately 7.4% of the contractual base salary at that time. Effective August 15, 2016, the base salary amounts being paid to the Executives were reduced by an amount representing approximately 3.0% of the contractual base salary at that time. As of October 7, 2016, the base salary payments to the Executives are approximately 21.5% less than the contractual base salaries (as adjusted through the September 27, 2016 raise), compared to the 10% reduction instituted in October 2009 and which reduction was initially company-wide but at this time affects very few of our other employees. The 21.5% shortfall cited above is before considering the impact of the two lump-sum payments made to the Executives in April and December 2015, as discussed below.

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

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

$125,000 in cash ($25,000 per Executive) was paid in April 2015, which satisfied the above commitment to pay the $100,000 of pre December 31, 2012 compensation not covered by the Executive Shares (and also satisfied $25,000 of post December 31, 2012 compensation previously withheld by us and accrued as a liability). Although as noted above we are presently classifying the accrual for the shortfall of the cash payments for compensation to the Executives versus the contractual compensation amounts as a non-cash expense, the October 2010 accrual for the initial shortfall of $147,000 was not classified as a non-cash expense. Since none of the previous reductions of the executive compensation shortfall accrual through April 2015 resulted from a cash payment, we recorded the $125,000 cash payment in April 2015 against the accrued liability for the executive compensation shortfall without any further impact on cash or non-cash compensation expense for the year ended September 30, 2015.

An additional $125,000 in cash compensation ($25,000 per Executive) was paid in December 2015, which will reduce the previously accrued liability for unpaid compensation and will also result in a corresponding reclassification between cash compensation and non-cash compensation expense.

Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. The number of Executive Shares committed for issuance was based on the average of the closing bid prices for the three trading days prior to the approval by our Board of Directors in their January 22, 2013 meeting, which was approximately $0.29 per share. However, the Executive Shares have been recorded on our financial statements as common stock committed for issue (at par value) and additional paid-in capital, based on their fair value at the time of the January 22, 2013 agreement, which was $578,000 ($0.34 per share), with the approximately $86,000 excess of that fair value over the amount of the previously recorded liability being satisfied by such issuance reflected as non-cash compensation expense for the year ended September 30, 2013.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares versus $0.29 per share, we will reimburse the shortfall to the Executives in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives.As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date (under the caption “Amounts due to directors and officers” on our balance sheet), which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.21 per share as of September 30, 2015, we recognized an approximately $85,000 reduction of non-cash compensation expense for the year ended September 30, 2015, which resulted in an approximately $136,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

On February 20, 2013, we (as authorized by our Board of Directors) and the Executives agreed to certain changes in the Executives’ employment agreements, including implementation of an executive incentive compensation plan (the “Executive Incentive Plan”). Compensation under the Executive Incentive Plan is to be in the form of Fully Restricted (as defined below) ONSM common Plan shares (“Executive Incentive Shares”) and is based on the Company achieving certain financial objectives, as follows:

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

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

With respect to fiscal 2014, the Executives earned an aggregate of 375,000 Executive Incentive Shares for meeting the objective of achieving positive EBITDA, as adjusted, for at least two quarters as well as meeting the objective of achieving positive operating cash flow (as defined in the Executive Incentive Plan) for fiscal 2014. Accordingly, those 375,000 shares were recorded on our financial statements and reflected as non-cash compensation expense of $75,000 for the year ended September 30, 2014 (the term of service) based on (i) the fair value of 250,000 shares at $0.21 per share as of May 20, 2014, the date it was conclusively determined that the EBITDA objective had been met and the shares had been earned plus (ii) the fair value of 125,000 shares at $0.18 per share as of May 8, 2015, the date it was conclusively determined that it was probable the cash flow objective would be met and the shares would be earned. 250,000 of these shares related to the fiscal 2014 objectives had not been issued as of September 30, 2014 and so are reflected on our balance sheet as shares committed for issuance as of that date. All shares issuable for meeting fiscal 2014 objectives had been issued as of September 30, 2015.

With respect to fiscal 2015, we recorded the issuance of 375,000 Executive Incentive Shares, based on our previous determinations that (i) the fiscal 2015 financial objective for EBITDA, as adjusted, was met and (ii) it was probable that the fiscal 2015 financial objective for positive operating cash flow, would be met. These shares were recorded at a value of $71,250, which was recognized as non-cash compensation expense of (i) $47,500 over the six months ended March 31, 2015 (with respect to the EBITDA objective) and (ii) $23,750 over the twelve months ended September 30, 2015 (with respect to the cash flow objective). Although our final fiscal 2015 financial statements indicate that the operating cash flow objective was not met, we have continued to recognize the related compensation expense in our September 30, 2015 financial statements, pending further review of this matter by the Board of Directors. Regardless of the results of this review, this amount is considered immaterial for adjustment prior to finalization of the fiscal 2015 financial results. The third fiscal 2015 financial objective, increased revenues, was not met. If accomplished, it would have resulted in an aggregate of 250,000 additional Executive Incentive Shares issued to the Executives as a group. None of the 375,000 shares related to the financial objectives for fiscal 2015 had been issued as of September 30, 2015 and so are reflected on our balance sheet as shares committed for issuance as of that date. These shares have not been issued as of October 28, 2016.

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

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Other compensation

On August 11, 2009 our Compensation Committee determined that in the event we were sold for a company sale price (as defined) that represented at least $6.00 per share (adjusted for recapitalization including but not limited to splits and reverse splits), cash compensation of two and one-half percent (2.5%) of the company sale price would be allocated equally between the then four outside Directors, as a supplement to provide appropriate compensation for ongoing services as a Director and as a termination fee, as well as one additional executive-level employee other than the Executives. In June 2010, one of the four outside Directors passed away (and was replaced in April 2011) and in January 2013 another one of the four outside Directors resigned (who is not expected to be replaced). In January 2013 the Board voted to terminate this compensation program, in conjunction with the termination of a similar compensation program for the Executives. Although the termination of the program for the Executives was in consideration of a new Executive Incentive Plan agreed on between the Company and the Executives, as of October 28, 2016 it has not yet been determined what the replacement compensation program will be, if any, for the outside Directors and the other executive-level employee in lieu of the terminated program.

Lease commitments

As of September 30, 2015, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2016 to 2022 (after considering our rights of termination) and in most cases provide for renewal options.

The operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. Accordingly, payments for this lease, which we consider to be on month-to-month status as of September 15, 2015, do not appear in the table of future minimum lease payments as presented below. Also, although approximately nine months of unpaid rent is included as a liability on our balance sheet as of September 30, 2015, these amounts also do not appear in the table of future minimum lease payments as presented below. As of October 28, 2016, our rent payments remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy at that location.

The operating lease for our Infinite Conferencing location in New Jersey expires January 31, 2022, after considering the most recent lease amendment executed in October 2016 with an effective date of February 1, 2017. The monthly base rental is approximately $17,700 through January 31, 2017, then, based on a mutual agreement to a reduction in the square footage, is $10,000 per month for the next twelve months and then increases by $500 per month for each of the next four twelve-month lease periods. The lease provides for one five-year renewal option at no less than the base rental at the time of renewal ($12,000), but not to exceed fair market value at the time of renewal. The lease is also cancellable by us any time after November 1, 2016 in the event of the sale of Infinite Conferencing or Onstream Media Corporation, such cancellation effective six months after cancellation notice is given by us to landlord after such sale.

The operating lease for our office space in New York City expires January 24, 2018.  The monthly base rental is approximately $8,600 with annual increases up to 2.8%. The lease provides one two-year renewal option at the greater of the fifth year rental or fair market value.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Lease commitments (continued)

The operating lease for our office space in San Francisco expires September 30, 2018. The monthly base rental is approximately $5,600 (excluding month-to-month parking) with annual increases of approximately 3.0%. We are also responsible for a pro-rata portion of any increase in the building real estate taxes and operating expenses, both as defined in the lease, as compared to calendar 2014.

The operating lease for our office space in Colorado Springs, Colorado, a short-term lease with a remaining maturity of less than one year, has a monthly base rental of approximately $1,100.

Total rental expense (including executory costs) for all operating leases was approximately $823,000 and $787,000 for the years ended September 30, 2015 and 2014, respectively.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending September 30:
2016	$382,921
2017	326,091
2018	231,257
2019	130,000
2020	136,000
2021	142,000
2022	48,000
Total minimum lease payments	$1,396,269

The capital leases included in Notes Payable (see note 4) were immaterial for inclusion in the above table.

In addition to the commitments listed above, we have commitments not included in the above table for leasing equipment space at co-location or other equipment housing facilities in South Florida, Georgia, New Jersey, Colorado, Texas and Minnesota. Approximately $9,000 in aggregate per month of our payments to these facilities is classified by us as rental expense with the approximately $22,000 per month remaining balance classified as cost of revenues – see discussion of bandwidth and co-location facilities purchase commitments below.

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of the co-location facilities discussed above, for an aggregate remaining minimum purchase commitment of approximately $1.6 million, approximately $1.0 million of that commitment related to the one year period ending September 30, 2016 and the balance of such commitment related to the period from October 2016 through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Legal and regulatory proceedings

Certain of our services are conducted primarily over telephone lines, which are heavily regulated by various Federal and other agencies. Although we believe that the responsibility for compliance with those regulations primarily falls on the local and long distance telephone service providers and not us, the Federal Communications Commission (FCC) issued an order in 2008 that requires conference calling companies to remit Universal Service Fund (USF) contribution payments on customer usage associated with audio conference calls. In addition, in 2011 the FCC announced its position that the 2008 order extended to audio bridging services provided using internet protocol (IP) technology and in April 2012 issued a “Further Notice of Proposed Rulemaking” (the “2012 FNPRM”), which if implemented might expand the types of business operations that are considered subject to USF contribution payments. The 2012 FNPRM sought comments from the public on four major areas: (i) clarifying and modifying the FCC’s rules on what services and service providers must contribute to the fund (ii) whether the FCC should reform the current revenues system or adopt an alternative system, (iii) how to improve administration of the contribution system and (iv) how to improve the contributions methodology with respect to the recovery mechanisms from end users (including changes with respect to our current practice of recovering our USF contributions from our customer end-users through a line-item (surcharge) on our invoices to them).  The period for submitting comments closed on August 6, 2012.  On August 7, 2014 the FCC asked the Federal-State Joint Board on Universal Service to provide its recommendations, on or before April 7, 2015, with respect to the 2012 FNPRM. To the best of our knowledge, no further action has been taken with respect to this matter as of October 28, 2016.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY

Common Stock

During the year ended September 30, 2014 we recorded the issuance to the Executives of an aggregate of 375,000 fully restricted ONSM common shares (“Executive Incentive Shares”), related to achievement of two of the financial objectives related to fiscal 2014. The value of these shares was recognized as compensation expense paid with common shares and other equity over the relevant service period, which was fiscal 2014. See note 5 for details. The 375,000 shares is excluding 125,000 Executive Incentive Shares also recorded by us in fiscal 2014 but then reversed in fiscal 2015, as discussed below.

During the year ended September 30, 2015 we recorded the issuance to the Executives of an aggregate of 375,000 Executive Incentive Shares, related to achievement of two of the financial objectives related to fiscal 2015. The value of these shares was recognized as compensation expense paid with common shares and other equity over the relevant service period, which was fiscal 2015. See note 5 for details.  In addition to recording the 375,000 shares, during the year ended September 30, 2015 we reversed our entry of 125,000 Executive Incentive Shares that were recorded in our financial statements for the year ended September 30, 2014. This represented a financial statement matter only, as these shares were never issued to the Executives, and the recorded value of $22,000 was considered to be immaterial for a prior period adjustment.

During the year ended September 30, 2014 we issued 746,502 unregistered common shares for consultant services valued at approximately $151,000, which were recognized as professional fees expense over various service periods of up to twelve months. During the year ended September 30, 2015 we issued 680,000 unregistered common shares for consultant services valued at approximately $114,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $63,000 and $155,000 for the years ended September 30, 2015 and 2014, respectively. As a result of previously recorded shares for financial consulting and advisory services, there remained approximately $29,000 and $54,000 in deferred equity compensation expense at September 30, 2015 and 2014, respectively, to be amortized over the remaining periods of service. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

During the year ended September 30, 2014, we recorded the issuance of 1,647,334 common shares for interest and financing fees, which were valued at approximately $393,000 and are being recognized as interest expense over the various respective financing periods. See summary below and note 4 for details.

	Number of Shares	Approximate Value

Sigma Notes 1 and 2 – modification and extension	875,000	$190,000
Rockridge Note – extension	25,000	5,000
Working Capital Notes – origination fees	458,334	128,000
Subordinated Notes – extension	240,000	60,000
Intella2 Investor Notes – extension	49,000	10,000
	1,647,334	$393,000

In accordance with an Allonge to the Rockridge Note dated September 10, 2014, we agreed to increase the loan origination fee by 25,000 common shares. Since these shares were committed to be issued by us as of September 10, 2014 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements for the year ended September 30, 2014 and is accordingly included in the above table.

In accordance with the December 31, 2014 issuance of the New Sigma Note, we issued an aggregate of 100,000 common shares to Sigma and Sigma Capital, which were valued at approximately $20,000 and recorded as loan discount, which is being amortized as interest expense over the applicable financing period – see note 4.

In accordance with the December 31, 2014 and April 30, 2015 extensions of the Rockridge Note, we agreed to increase the loan origination fee by an aggregate of 80,000 common shares. Since these shares were committed to be issued by us as of September 30, 2015 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements as interest expense of approximately $14,700 for the year ended September 30, 2015 – see note 4.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability under the caption “Accrued liabilities” on our balance sheet as of that date. We recognized another approximately $11,000 of interest expense for the year ended September 30, 2015, which resulted in an approximately $109,000 liability as of that date. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 28, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE)

On March 5 and 6, 2015, we received aggregate gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of a defined subset of Infinite Conferencing’s (“Infinite”) audio conferencing customers (and the related future business to those customers) (“Sold Accounts”) to Infinite Conferencing Partners LLC, a Florida limited liability company (“Partners”). The Sold Accounts represented historical annual revenues of approximately $1.35 million. After giving effect to our determination, as discussed below, that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, (i) the gross proceeds from this and our subsequent transactions with Partners are reflected as an increase in our equity (noncontrolling owners’ interest in VIE), (ii) the gross revenues from the Sold Accounts, and accounts sold as part of our subsequent transactions with Partners, are included in our consolidated revenues and (iii) the payment of the Partners’ guaranteed return percentage, which is deducted from these gross revenues, is reflected as a decrease in our equity (distributions to owners of VIE).

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

SEPTEMBER 30, 2015

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

Partners has engaged a third-party accounting firm to manage all cash transactions under the MSA and Infinite, Partners and the accounting firm have entered into a separate agreement (Agreement Re Distributions) whereby the accounting firm has explicitly agreed to carry out the terms of the MSA and other related documents executed between Infinite and Partners, particularly with respect to distributions of funds and to not vary from that except upon joint written instructions from Infinite and Partners. We have agreed to be responsible for the fees of the third-party accounting firm.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

As required by ASC 810-10-25-38A, our evaluation of the two reporting entity characteristics listed above included an assessment of the reporting entity’s variable interest(s) and other involvements (including involvement of related parties and de facto agents), if any, in the VIE, as well as the involvement of other variable interest holders. The de facto agents of a reporting entity include the following parties: (i) an officer, employee, or member of the governing board of the reporting entity, (ii) a party that has an agreement that it cannot sell, transfer, or encumber its interests in the VIE without the prior approval of the reporting entity and/or (iii) a party that has a close business relationship like the relationship between a professional service provider and one of its significant clients. In accordance with the above, we considered the following as additional support for our determination that the reporting entity characteristics listed above exist:

•       The limited partners of Partners include two Onstream directors (one of whom is also the executive officer primarily responsible for Infinite’s operations) and two other officers of Onstream/Infinite (who are not Onstream or Infinite directors), resulting in total related party ownership of approximately 60%for the period from February 28, 2015 through December 15, 2015. As part of the sale of additional Infinite customer accounts in December 2015 and June 2016 transactions discussed in more detail below, the number of limited partners increased and the related party ownership percentage decreased to approximately 25%, and then 21%, respectively. Another individual (not considered to be a related party with respect to those limited partners, Onstream or Infinite until July 2015, when his beneficial ownership of our common stock exceeded 5% of our total outstanding shares and which condition continues as of October 28, 2016) serves as general partner, and is solely responsible for administering the activities of Partners as outlined above.

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

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Based on our determination that, for the period from February 28, 2015 through December 15, 2015, we exhibit the two reporting entity characteristics listed above, but prior to considering the impact of ASU 2015-02, we preliminarily concluded that we had a controlling financial interest in the VIE Partners during that period. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We elected to apply the provisions of ASU 2015-02 effective January 1, 2015. As a result of ASU 2015-02 (i) certain factors, focusing on fee arrangements between the VIE and the reporting entity, were added to those factors already required to be considered in evaluating the second of the two reporting entity characteristics listed above and (ii) such additional factors are allowed to be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. However, ASU 2015-02 also provides that if the fee arrangements (i) are designed in a manner such that the fee is inconsistent with the reporting entity’s role or the type of service and (ii) contain fees or payments that expose a reporting entity to risk of loss in the VIE, including those related to guarantees of the value of the assets or liabilities of a VIE and obligations to fund operating losses, then the additional factors identified in ASU 2015-02 may not be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. We concluded that since the terms of the MSA and the Make Whole Agreement, as described above for the period from February 28, 2015 through December 15, 2015, are consistent with the characteristics in the preceding sentence, the application of ASU 2015-02 would not change our preliminary conclusion that the second of the two reporting entity characteristics listed above is present and thus would not change our conclusion that we had a controlling financial interest in the VIE Partners during that period. Accordingly, we have concluded that in accordance with ASC 810-10-25-38, we are required to consolidate the VIE Partners as of September 30, 2015 and for the year then ended.

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

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 25% as of December 16, 2015.

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

SEPTEMBER 30, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

During the period from March 25, 2016 through June 30, 2016 we received aggregate gross proceeds of approximately $800,000 for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage to approximately 21% as of June 30, 2016.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $115,000 and none for the years ended September 30, 2015 and 2014, respectively. In December 2015, we recorded the issuance of 200,000 unregistered common shares for professional management services rendered in connection with Partners, such shares having a fair value of approximately $38,000 and which will be recognized as other non-operating expense over a service period of twelve months.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The business activities of our Audio and Web Conferencing Services Group are primarily selling telephone related services to business customers, such as conference calling, voicemail, text messaging and network collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The business activities of our Digital Media Services Group are primarily selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are in the United States. Below are the results of operations by segment for the years ended September 30, 2015 and 2014 and total assets by segment as of September 30, 2015 and 2014.

	For the years ended September 30,
	2015	2014
Segment revenue:
Audio and Web Conferencing Services	$10,782,873	$11,402,479
Digital Media Services	5,360,433	5,530,715
Total consolidated revenue	$16,143,306	$16,933,194

Segment operating income:
Audio and Web Conferencing Services	$3,128,994	$3,778,527
Digital Media Services	1,487,078	1,475,714
Total segment operating income	4,616,072	5,254,241
Depreciation and amortization	(685,954)	(956,027)
Corporate /unallocated shared expenses	(4,144,493)	(4,478,442)
Impairment loss on goodwill and other intangible assets	(5,598,021)	-
Impairment loss on property and equipment	(800,000)	-
Gain from litigation settlement	-	743,943
Other expense, net	(1,751,280)	(2,221,870)
Net loss	$(8,363,676)	$(1,658,155)

	September 30, 2015	September 30, 2014

Assets:
Audio and Web Conferencing Services Group	$4,934,937	$10,413,824
Digital Media Services Group	1,194,663	2,510,375
Corporate and unallocated	508,680	587,584
Total assets	$6,638,280	$13,511,783

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 7:  SEGMENT INFORMATION (Continued)

Depreciation and amortization, as well as corporate and unallocated shared expenses, impairment loss on goodwill and other intangible assets, impairment loss on property and equipment, other expense, net, and gain from litigation settlement are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of September 30, 2015, we had issued options and warrants still outstanding to purchase up to 350,000 ONSM common shares, including 50,000 shares under Plan Options to financial and other consultants and 300,000 shares under warrants issued in connection with various financings and other transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including 2,875,000 Executive Incentive Shares issued plus 375,000 Executive Incentive Shares accrued for potential issuance, both as discussed in note 5) through September 30, 2015 and 50,000 outstanding financial consultant Plan Options as of September 30, 2015, there are 822,237 shares available for additional issuances under the Plan.

Details of employee, consultant, and director Plan Option activity under the Plan for the year ended September 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, September 30, 2014	481,185	$1.76
Granted during the period	-	$-
Expired or forfeited during the period	(481,185)	$1.76
Balance, September 30, 2015	-	$-
Exercisable at September 30, 2015	-	$-

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 8:  STOCK OPTIONS AND WARRANTS (Continued)

As of September 30, 2015, there were outstanding and fully vested Plan Options issued to financial and other consultants for the purchase of 50,000 common shares, as follows:

	Number of common shares
		Exercise price per share		Expiration Date
Issuance date			Type

November 2011	30,000	$0.92	Plan	Nov 2016
July 2012	20,000	$6.00	Plan	July 2016

Total common shares underlying financial
consultant options as of September 30, 2015	50,000

As of September 30, 2015, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of common shares
		Exercise price per share	Expiration Date
Description of transaction

LPC stock purchase – February 2012
(“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010
(“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants
as of September 30, 2015	300,000

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

SEPTEMBER 30, 2015

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 9:  SUBSEQUENT EVENTS

During June and July 2016 we issued an aggregate of 300,000 unregistered common shares for professional IR and PR/marketing services valued at approximately $45,000, which will be recognized as professional fees expense over service periods of up to twelve months.

During June 2016 we issued 100,000 unregistered common shares for financial advisory services valued at approximately $14,000, which will be expensed at the time of issuance.

During August 2016 we issued 25,000 unregistered common shares for financial advisory services valued at approximately $3,000, which will be expensed at the time of issuance.

During September 2016 we issued 125,000 unregistered common shares as a finders fee valued at approximately $16,000, which will be expensed at the time of issuance.

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after September 30, 2015:

  Note 1 (compensation and other cost reductions after September 30, 2015; impact of certain debt and other obligations coming due after September 30, 2015 and after the issuance of these financial statements; funding commitment letter received after September 30, 2015; December 2015 agreement with Sigma to repay portion of New Sigma Note and to extend the maturity date on the balance; actual and anticipated sales of Infinite customer accounts to Partners after September 30, 2015; liquidity information as of June 30, 2016 and for the nine months then ended; management’s post September 30, 2015 exploration of the financial potential of the granted patents and the patents pending)
  Note 2 (patent application and issuance activity after September 30, 2015; management’s post September 30, 2015 exploration of the financial potential of the granted patents and the patents pending; actual and anticipated sales of Infinite customer accounts to Partners after September 30, 2015; impact of change in ONSM common share price through October 7, 2016)
  Note 4 (renewal of the Line in February 2016 and status of the Line after September 30, 2015 and after such renewal; extensions and other modifications to various notes after September 30, 2015 including payment of fees in cash and shares; early repayment of certain notes after September 30, 2015; borrowings from J&C after September 30, 2015; impact of change in ONSM common share price through October 7, 2016)

  Note 5 (status of issuance of Executive Shares and payment of cash compensation to the Executives through October 28, 2016; issuance of Executive Incentive Shares after September 30, 2015; status of office lease renewal negotiations in Florida as of October 28, 2016; October 2016 amendment to New Jersey office lease; impact of change in ONSM common share price through October 7, 2016; status of recommended changes to USF through October 28, 2016)

  Note 6 (status through October 28, 2016 of communications with respect to September 30, 2015 shortfall reimbursement obligation; actual and anticipated sales of Infinite customer accounts to Partners after September 30, 2015 and related transactions, including issuance of common shares for management services)