Form 10-Q
period 2015-12-31
Onstream Media CORP
filed 2016-10-28
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION	PAGE

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at December 31, 2015 and Consolidated Balance Sheet at September 30, 2015	4

Unaudited Consolidated Statements of Operations for the Three Months Ended December 31, 2015 and 2014	5

Unaudited Consolidated Statement of Equity for the Three Months Ended December 31, 2015	6

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2015 and 2014	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 77

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	78 – 103

Item 4T - Controls and Procedures	104 – 105

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	106

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	106

Item 3 – Defaults upon Senior Securities	106

Item 4 – Mine Safety Disclosures	106

Item 5 – Other Information	106

Item 6 - Exhibits	106

Signatures	107

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, the potential for cybersecurity breaches and other risks of reliance on the Internet and telephone networks as integral parts of our business operations and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2015, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our 10-K for the year ended September 30, 2015. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015

	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents (indluding $54,763 and $53,503, respectively, for cash of Variable Interest Entity)	$483,184	$316,887
Accounts receivable (including $217,538 and $152,481, respectively, for accounts receivable of Variable Interest Entity), net of allowance
for doubtful accounts of $283,491 and $245,375, respectively	1,717,925	2,051,477
Prepaid expenses	126,766	97,275
Inventories and other current assets	59,236	47,708
Total current assets	2,387,111	2,513,347
PROPERTY AND EQUIPMENT, net	655,256	704,825
GOODWILL, net	3,207,314	3,207,314
OTHER NON-CURRENT ASSETS	223,793	212,794
Total assets	$6,473,474	$6,638,280

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$1,973,672	$2,185,462
Accrued liabilities (including $58,247 and $34,673, respectively,
for accrued liabilities of Variable Interest Entity)	1,494,481	1,404,959
Amounts due to directors and officers	1,004,120	936,132
Deferred revenue	103,309	127,220
Notes and leases payable – current portion, net of discount	1,944,244	2,032,183
Convertible debentures – current portion, net of discount	898,667	1,167,899
Total current liabilities	7,418,493	7,853,855
Notes and leases payable, net of current portion and discount	473,000	676,075
Convertible debentures, net of discount	186,513	1,156,925
Total liabilities	8,078,006	9,686,855

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, par value $.0001 per share; authorized 75,000,000
shares, 23,287,080 and 22,869,580 issued and outstanding, respectively	2,327	2,285
Common stock committed for issue – 2,891,667 and 2,771,667 shares,
respectively	268	268
Additional paid-in capital	145,290,314	145,188,932
Obligation to repurchase common shares	(221,804)	(221,804)
Accumulated deficit	(149,803,137)	(149,018,256)
Total Onstream Media stockholders’ (deficit) equity	(4,732,032)	(4,048,575)
Noncontrolling owners’ interest in Variable Interest Entity	3,127,500	1,000,000
Total deficit	(1,604,532)	(3,048,575)
Total liabilities and deficit	$6,473,474	$6,638,280

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2015	2014
REVENUE:
Audio and web conferencing	$1,999,840	$2,314,784
Webcasting	1,265,784	1,237,202
Network usage	421,412	429,564
DMSP and hosting	163,133	213,888
Other	2,623	15,143
Total revenue	3,852,792	4,210,581

COSTS OF REVENUE:
Audio and web conferencing	539,613	579,263
Webcasting	303,207	287,644
Network usage	196,881	200,335
DMSP and hosting	36,023	45,178
Other	-	-
Total costs of revenue	1,075,724	1,112,420

GROSS MARGIN	2,777,068	3,098,161

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	1,938,413	1,807,775
Compensation paid with common
shares and other equity	75,296	81,638
Professional fees	172,682	302,852
Other	607,390	630,533
Depreciation and amortization	88,958	202,968
Total operating expenses	2,882,739	3,025,766

(Loss) income from operations	(105,671)	72,395

INTEREST AND OTHER EXPENSE, NET:
Interest expense	(432,851)	(480,945)
Other expense, net	(123,445)	(6,033)
Total interest and other expense, net	(556,296)	(486,978)

Net loss	(661,967)	(414,583)
Net income attributable to noncontrolling
owners’ interest in Variable Interest Entity	(122,914)	-

Onstream Media shareholders’ net loss	$(784,881)	$(414,583)

Onstream Media shareholders’ net loss
per share – basic and diluted	$(0.03)	$(0.02)
Weighted average shares of common stock
outstanding – basic and diluted	25,887,035	24,581,464

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED DECEMBER 31, 2015

(unaudited)

						Obligation to Repurchase Common Shares		Noncontrolling owners’ interest in Variable Interest Entity
			Common Stock Committed for Issue		Additional Paid-In Capital
	Common Stock						Accumulated
	Shares	Par	Shares	Par			Deficit		Total

Balance, September 30, 2015	22,869,580	$2,285	2,771,667	$268	$145,188,932	$(221,804)	$(149,018,256)	$1,000,000	$(3,048,575)
Issuance of common shares for
consultant services	200,000	20	-		37,979	-	-	-	37,999
Issuance of common shares
consultant services	217,500	22	120,000	-	63,403	-	-	-	63,425
Proceeds from sale of
ownership interests in
Variable Interest Entity	-	-	-	-	-	-	-	2,127,500	2,127,500
Distributions to owners of
Variable Interest Entity	-	-	-	-	-	-	-	(122,914)	(122,914)
Net (loss) income	-	-	-	-	-	-	(784,881)	122,914	(661,967)
Balance, December 31, 2015	23,287,080	$2,327	2,891,667	$268	$145,290,314	$(221,804)	$(149,803,137)	$3,127,500	$(1,604,532)

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended Decmber 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(661,967)	$(414,583)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	88,958	202,968
Professional fee expenses paid with equity, including amortization
of deferred expenses for prior period issuances	9,500	29,837
Compensation expenses paid with common shares and other equity	75,296	81,638
Amortization of discount on convertible debentures	188,214	121,088
Amortization of discount on notes payable	33,093	101,343
Bad debt and other expenses	160,893	28,592
Net cash (used in) operating activities, before changes
in current assets and liabilities other than cash	(106,013)	150,883
Changes in current assets and liabilities other than cash:
Decrease (increase) in accounts receivable	295,361	(158,433)
Decrease (increase) in prepaid expenses	611	(785)
(Increase) decrease in inventories and other current assets	(11,529)	4,066
(Decrease) increase in accounts payable, accrued liabilities
and amounts due to directors and officers	(130,824)	591,591
(Decrease) increase in deferred revenue	(23,913)	5,873
Net cash provided by operating activities	23,693	593,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(39,389)	(99,933)
Net cash (used in) investing activities	(39,389)	(99,933)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Continued)

	Three Months Ended December 31,

	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ownership interests in Variable Interest Entity, net of expenses	$2,006,047	$-
Proceeds from notes payable, net of expenses	157,000	42,570
Proceeds from convertible debentures, net of expenses	17,000	23,783
Distributions to owners of Variable Interest Entity	(122,914)	-
Repayment of notes and leases payable	(467,140)	(112,678)
Repayment of convertible debentures	(1,408,000)	(271,747)
Net cash provided by financing activities	181,993	(318,072)

NET INCREASE IN CASH AND CASH EQUIVALENTS	166,297	175,190
CASH AND CASH EQUIVALENTS, beginning of period	316,887	389,015
CASH AND CASH EQUIVALENTS, end of period	$483,184	$564,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$211,544	$258,514

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$37,999	$75,600
Issuance of common shares for employee services	$-	$48,750
Issuance of common shares for financing fees	$63,425	$10,500
Issuance of Sigma Note upon cancellation of Sigma Notes 1 and 2	$-	$1,358,000

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $149.8 million as of December 31, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. For the three months ended December 31, 2015, we had a net loss of approximately $662,000, although cash provided by operating activities for that period was approximately $24,000. Although we had cash of approximately $483,000 at December 31, 2015, we had a working capital deficit of approximately $5.0 million at that date. This $5.0 million deficit includes approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, as discussed in more detail below. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments due past December 31, 2016.

For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - as well as restructuring the payment terms of the Sigma Notes 1 and 2, the Sigma Note and certain other notes – see note 4. For the three months ended December 31, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - as well as restructuring the payment terms of the Sigma Note and certain other notes – see note 4.

During the period from January 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended December 31, 2016 by approximately $460,000, as compared to the twelve months ended December 31, 2015. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015.

Based on historical results as well as results since December 31, 2015 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended December 31, 2016, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners, the Funding Letter and/or the monetization of our patents, all sources of capital as discussed below. In the event that we are unable to cover this shortfall, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015. During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of $1.5 million for our sale, which we expect will be effective during November 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter, as extended, would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter was $25,000, which we have paid, and the consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event due no later than September 1, 2016 (although we have not paid this amount as of October 28, 2016).

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

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity (continued)

The resolution of debt and other obligations becoming due within a few months after the issuance of these financial statements represent an imminent issue that will require significant cash resources in the near-term. These include (i) the Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $187,000 on December 31, 2016 and $625,000 on January 15, 2017. See note 4 for further details of these obligations. In the event we exercised our rights under the extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

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

DECEMBER 31, 2015

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

We have determined that the Rockridge Note, the CCJ Note, the Equipment Notes, the Subordinated Notes, the Intella2 Investor Notes, the Fuse Note, the Sigma Note, the Working Capital Notes, the J&C Note and the USAC Note (the “Instruments”), discussed in note 4, meet the definition of a financial instrument as contained in the Financial Instruments topic of the Accounting Standards Codification (“ASC”), as this definition includes a contract that imposes a contractual obligation on us to deliver cash to the other party to the contract and/or exchange other financial instruments with the other party to the contract on potentially unfavorable terms. Accordingly, these items are (or were) financial liabilities subject to the accounting and disclosure requirements of the Fair Values Measurements and Disclosures topic of the ASC, whereby such liabilities are presented at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The carrying values and the estimated fair values of the Instruments are as follows as of December 31 and September 30, 2015:

	December 31, 2015		September 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Sigma Note	$498,667	$431,000	$1,540,377	$1,345,000
Rockridge Note	400,000	324,000	400,000	352,000
Fuse Note	119,524	74,000	211,225	185,000
Working Capital Notes	179,769	154,000	434,502	389,000
J&C Note	157,000	127,000	-	-
Subordinated Notes	30,000	19,000	192,500	162,000
Intella2 Investor Notes	299,292	266,000	406,667	371,000
USAC Note	161,972	142,000	187,650	160,000
Total Instruments	$1,846,224	$1,537,000	$3,372,921	$2,964,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of December 31 and September 30, 2015 was immaterial in relation to our recorded liabilities at those dates.

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

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $86.1 million in Federal net operating loss carryforwards (NOLs) as of December 31, 2015, which expire in fiscal years 2018 through 2035, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.4 million and $32.9 million as of December 31 and September 30, 2015, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses, calculated on a book basis, for the three months ended December 31, 2015 and 2014.

The primary differences between the net loss or income for book versus for tax purposes are the following items expensed for book purposes but not deductible for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of goodwill and certain acquired intangible assets, expenses for stock options issued for consultant and employee services but not exercised by the recipients, expenses related to shares issued or committed to be issued for consultant and employee services, until such shares are issued and eligible for resale by the recipient, and interest accretion expense related to liabilities such as share repurchases and asset purchases. In addition, proceeds from sales of ownership interests in Partners, as well as distributions in connection with those interests, while reflected on our books as equity transactions are treated as current income and expense items for income tax purposes - see note 6 for details.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of December 31 and September 30, 2015 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Although our policy is to recognize, as non-operating expense, interest or penalties related to income taxes when such payments become probable, we had not recognized any such material items in our statement of operations for the three months ended December 31, 2015 and 2014. The tax years ended September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (i) is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented in the financial statements as a liability. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. Our implementation of this guidance effective with our fiscal year ended September 30, 2015 has had no material impact on our consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the three months ended December 31, 2015 and 2014, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,891,667 and 2,866,667 as of December 31, 2015 and 2014, respectively – see notes 4 and 5.

Since our statement of operations for the three months ended December 31, 2015 and 2014 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants excluded from the calculation of weighted average shares outstanding represented underlying common shares of 350,000 and 1,140,199 as of December 31, 2015 and 2014, respectively.

The convertible securities outstanding at December 31, 2015 but excluded from the calculation of weighted average shares outstanding for the three months then ended are as follows: (i) the $600,000 outstanding balance of the Sigma Note, which could potentially convert into up to 2.0 million shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $100,000 portion of the outstanding balance of the Fuse Note, which could potentially convert into up to 200,000 shares of our common stock and (iv)  the $100,000 portion of the outstanding balance of the Intella2 Fuse Note, which could potentially convert into up to 200,000 shares of our common stock.

In addition, the convertible securities outstanding at December 31, 2014 but excluded from the calculation of weighted average shares outstanding for the three months then ended are as follows: (i) the $1,358,000 outstanding balance of the Sigma Note, which could have potentially converted into up to 4,526,667 shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $200,000 portion of the outstanding balance of the Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock and (iv)  the $200,000 portion of the outstanding balance of the Intella2 Fuse Note, which could have potentially converted into up to 400,000 shares of our common stock.

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.4 million and $1.3 million as of December 31 and September 30, 2015, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates. Certain of the amounts due to directors and officers may be satisfied with equity – see note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2015 and 2014 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the three months ended December 31, 2015 and 2014.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the three months ended December 31, 2015 and 2014.

See note 8 for additional information related to share issuances under the Plan and additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $197,000 and $217,000 for the three months ended December 31, 2015 and 2014, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

DECEMBER 31, 2015

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2015. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of December 31, 2015, the results of our operations for the three months ended December 31, 2015 and our cash flows for the three months ended December 31, 2015. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2016.

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill is as follows:

	December 31,	September 30,
	2015	2015

Infinite Conferencing	$2,520,887	$2,520,887
Intella2	161,767	161,767
Audio/web conferencing reporting unit	2,682,654	2,682,654

EDNet	521,444	521,444
Auction Video	3,216	3,216
Total goodwill	$3,207,314	$3,207,314

Since all other acquisition-related intangible assets had been fully amortized or written off as of September 30, 2015, they are not presented in the above table, but they are addressed as applicable in the discussion of each acquisition below.

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

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. As a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, the Infinite goodwill was determined to be further impaired and an approximately $3.9 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million as of September 30 and December 31, 2015 – see “Testing for Impairment” below.

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

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. As a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, an approximately $250,000 adjustment was made to reduce the carrying value of that goodwill to approximately $162,000 as of September 30 and December 31, 2015 – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Intella2 – November 30, 2012 (continued)

The fair value of certain intangible assets (customer list, trade names, URLs (internet domain names) and employment and non-compete agreements) acquired from Intella2 was determined by our management to be approximately $760,000 at the time of the acquisition. This fair value was primarily based on the discounted projected cash flows related to these assets for the three to seven years immediately following the acquisition on a stand-alone basis without regard to the Intella2 acquisition, as projected by our management and Intella2’s former management. The fair value of certain tangible assets (primarily equipment) acquired as part of the Intella2 acquisition was determined by our management to be approximately $246,000 at the time of the acquisition. This fair value was primarily based on management’s inspection of and evaluation of the condition and utility of the equipment, as well as comparable market values of similar used equipment when available. We were depreciating and amortizing these tangible and intangible assets over useful lives ranging from three to seven years through June 30, 2015 and then as a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, an approximately $446,000 write-down of the remaining balance of the Intella2 intangible assets, primarily the customer list, was recorded – see “Testing for Impairment” below.

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

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Auction Video – March 27, 2007 (continued)

Subsequent to this acquisition, we began pursuing the final approval of the patent pending application and in March 2008 retained the law firm of Hunton & Williams to assist in expediting the patent approval process and to help protect rights related to proprietary Onstream technology. In April 2008, we revised the original patent application primarily for the purpose of splitting it into two separate applications (the “Original Applications”), which, while related, would be evaluated separately by the U.S. Patent and Trademark Office (“USPTO”). The patents address live streaming of audio and/or video from multiple devices to a storage location, such as the Internet or cloud, and the ability to access and retrieve the audio and/or video to multiple devices, whereby the content is not stored on the device.

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

The approximately $10.0 million purchase price we paid for 100% of Acquired Onstream exceeded the fair values we assigned to Acquired Onstream’s tangible and intangible assets (net of liabilities at fair value) by approximately $8.4 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $4.3 million adjustment was made to reduce the carrying value of that goodwill to approximately $4.1 million. As of September 30, 2010, the Acquired Onstream goodwill was determined to be further impaired and a $1.6 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million. As of September 30, 2011, the Acquired Onstream goodwill was determined to be further impaired and a $1.7 million adjustment was made to reduce the carrying value of that goodwill to approximately $821,000. As of September 30, 2012, the Acquired Onstream goodwill was determined to be further impaired and a $550,000 adjustment was made to reduce the carrying value of that goodwill to approximately $271,000. As a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, the Acquired Onstream goodwill was determined to be further impaired and the remaining carrying value of that goodwill, approximately $271,000, was written off as of that date – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million. As a result of our interim evaluation performed as of June 30, 2015, as well as our annual evaluation performed as of September 30, 2015, the EDNet goodwill was determined to be further impaired and an approximately $750,000 adjustment was made to reduce the carrying value of that goodwill to approximately $521,000 as of that date and as of December 31, 2015 – see “Testing for Impairment” below.

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

DECEMBER 31, 2015

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

Prior to the June 30, 2015 interim evaluation and the September 30, 2015 annual evaluation, the material portion of our goodwill and other intangible assets are contained in the EDNet reporting unit, the Acquired Onstream/DMSP reporting unit and the audio and web conferencing reporting unit, which includes the Infinite Conferencing and the OCC/Intella2 divisions. Our reporting units were identified based on the requirements of ASC 350-20-35-33 through 350-20-35-46. According to ASC 350-20-35-34, a component of an operating segment is a reporting unit if that component represents a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. This is the case for the EDNet division, the Acquired Onstream/DMSP division, the Infinite Conferencing division, the OCC/Intella2 division and the Webcasting division. However, ASC 350-20-35-35 provides that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. This is the case for the Infinite Conferencing division and the OCC/Intella2 division, since they are both in the business of audio and web conferencing sold primarily to business customers. Although EDNet is in the same operating segment as the Infinite Conferencing division and the OCC/Intella2 division, it is not considered to be part of the audio and web conferencing reporting unit since EDNet offers a specialized service to the entertainment industry (movies, television, advertising) that uses a specific type of network connection (integrated services digital network or “ISDN”) to transport its clients’ multimedia content. ISDN is a significantly different technology from the standard telephone lines used by the Infinite Conferencing division and the OCC/Intella2 division.

As part of the two-step process discussed above for the September 30, 2015 evaluation, our management performed discounted cash flow (“DCF”) projections and market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these projections and analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

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

DECEMBER 31, 2015

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Testing for Impairment (continued)

As part of the DCF projections prepared for use in the September 30, 2015 evaluation, we analyzed our corporate payroll and other general and administrative expenses to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing those projections. For the year ended September 30, 2015, we determined that approximately 82% of our corporate payroll plus other general and administrative expenses (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

DECEMBER 31, 2015

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

As part of this second step, our management, with the assistance of the third-party valuation services firm, determined the fair value of all tangible and intangible assets and liabilities of each of our reporting units, including any material unrecorded assets or liabilities. This allocation process was performed only for purposes of testing goodwill for impairment, and did not result in the write up or write down of recognized assets or liabilities, or the recognition of previously unrecognized assets or liabilities. The carrying value of each reporting unit’s goodwill was then compared to the implied fair value of that reporting unit’s goodwill, such implied value being any excess of the FV of a reporting unit over the amounts assigned to its assets and liabilities, and the excess of the carrying value over the implied fair value was written off, as follows: approximately $4.1 million related to the audio and web conferencing reporting unit’s goodwill (of which we allocated approximately $3.9 million to Infinite and approximately $250,000 to Intella2), approximately $750,000 related to the EDNet reporting unit’s goodwill and approximately $271,000 related to the Acquired Onstream reporting unit’s goodwill. In addition, as a result of the above valuation, we recorded an approximately $446,000 write-off of the remaining Intella2 intangible assets, primarily the customer list. These write-offs were classified in our financial statements as impairment losses on goodwill and other intangible assets aggregating approximately $5.6 million for the year ended September 30, 2015 (zero for the three months ended December 31, 2014).

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

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on our review of these and other factors, we have determined that no such triggering events have occurred as of December 31, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	December 31, 2015			September 30, 2015
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
			Net Book Value			Net Book Value	Useful Lives (Yrs)
	Historical Cost			Historical Cost

Equipment and software	$11,159,541	$(10,925,144)	$234,397	$11,128,003	$(10,882,859)	$245,144	1-5
DMSP	6,222,519	(5,893,110)	329,409	6,220,419	(5,859,304)	361,115	5
Other capitalized internal use software	656,371	(601,317)	55,054	654,272	(592,128)	62,144	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	629,102	(592,706)	36,396	625,433	(589,011)	36,422	2-7
Totals	$20,035,645	$(19,380,389)	$655,256	$19,996,239	$(19,291,414)	$704,825

As part of the Onstream Merger (see note 2), we became obligated under a contract with SAIC, under which SAIC would build a platform that eventually, albeit after further extensive design and re-engineering by us, led to the DMSP. A partially completed version of this platform was the primary asset included in our purchase of Acquired Onstream, and was recorded at an initial amount of approximately $2.7 million. Subsequently, we continued to develop the DMSP, making payments under the SAIC contract and to other vendors, as well as to our own development staff as discussed below, which were recorded as an increase in the DMSP’s carrying cost. A limited version of the DMSP was first placed in service in November 2005. “Store and Stream” was the first version of the DMSP sold to the general public, starting in October 2006. In connection with our purchase of Auction Video in March 2007 (see note 2), $600,000 of the purchase price was attributed to a video ingestion and flash transcoder and added to the DMSP’s carrying cost. The SAIC contract terminated by mutual agreement of the parties on June 30, 2008 and although this released SAIC to offer the “Onstream Media Solution” directly or indirectly to third parties, we do not expect this to result in a material adverse impact on future DMSP sales.

As of December 31, 2015 we capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of December 31, 2015, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release. All capitalized development costs in service are being depreciated over five years.

Depreciation and amortization expense for property and equipment was approximately $89,000 and $176,000 for the three months ended December 31, 2015 and 2014, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	December 31, 2015	September 30, 2015

Sigma Note	$600,000	$1,583,000
Rockridge Note	400,000	400,000
Fuse Note (excluding portion in notes payable)	100,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	100,000	200,000
Total convertible debentures	1,200,000	2,383,000
Less: discount on convertible debentures	(114,820)	(58,176)
Convertible debentures, net of discount	1,085,180	2,324,824
Less: current portion, net of discount	(898,667)	(1,167,899)
Convertible debentures, net of current portion and discount	$186,513	$1,156,925

Sigma Note

We are obligated to Sigma Opportunity Fund II, LLC (“Sigma”), pursuant to a senior secured note (“Sigma Note”) collateralized by all of our assets, subordinated only to security interests already held in connection with outstanding financings with Thermo Credit and Rockridge. Interest on the Sigma Note, payable in cash monthly, was initially 21% per annum but was reduced to 17% per annum in December 2015, in connection with an amendment to the note and other related agreements discussed in more detail below.

Sigma has the right to convert the Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share, which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock.

On September 21, 2015, Sigma loaned us an additional $225,000 and accordingly, the outstanding balance of the Sigma Note increased to $1,583,000 and the maturity date was extended to April 15, 2016, which extension resulted in our obligation to pay Sigma Capital Advisors, LLC (“Sigma Capital”) up to $250,000 in additional fees (plus monthly interest and penalties for late SEC filings, as applicable).

On December 17, 2015, we made a $1.0 million payment to Sigma against the outstanding principal balance of the Sigma Note, reducing the remaining outstanding principal balance on the Note to $583,000. On December 22, 2015, we entered into certain agreements with Sigma and Sigma Capital, which included an amendment to the Sigma Note. As a result of these agreements, the outstanding balance of the Sigma Note was increased to $600,000, to reflect a one-time administrative fee of $17,000, and we also reimbursed $3,500 of Sigma’s legal expenses related to the transactions. The maturity date of the remaining balance due under the Sigma Note was extended from April 15, 2016 to December 31, 2016 and as a result $583,000 of the Sigma Note is classified as non-current on our September 30, 2015 balance sheet, with the remaining amount classified as current. The $600,000 outstanding balance as of December 31, 2015 is classified as current on our balance sheet as of that date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note (continued)

As part of the December 22, 2015 agreements, the interest rate on the Sigma Note was reduced from 21% to 17% per annum, the monthly advisory fee payable to Sigma Capital was reduced from $12,500 to $10,000 and the following obligations to Sigma Capital were eliminated – (i) future monthly damages payable for late SEC filings which were initiated as part of an April 30, 2015 agreement with Sigma and Sigma Capital and (ii) the third and final installment of the fee incurred by us as a result of a previous extension of the maturity date of the Sigma Note to April 15, 2016, and which would have been $50,000 payable on December 15, 2015. We have agreed, regardless of the early repayment of the Sigma Note, to pay a minimum aggregate amount of $100,000 of monthly advisory fee payments to Sigma Capital as scheduled, starting with the January 15, 2016 payment of $10,000.

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). However, this early repayment requirement did not apply to the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners – see note 6 - and does not apply to up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter - see note 1. Also, the December 22, 2015 transactions with Sigma and Sigma Capital include (i) their agreement to limit to $1.0 million the required principal repayment against the Sigma Note arising from the $2.1 million proceeds we received in December 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners, and which $1.0 million we paid Sigma on December 17, 2015 and (ii) their consent to our receipt of future proceeds of up to an additional $772,500 from Revenue Sales without requiring further principal repayments against the Sigma Note, which proceeds we received in June 2016 – see note 6. Revenue Sales are defined in our agreements with Sigma as “financing from a private placement structured in a separate legal entity collateralized by a portion of our Infinite operations”.

There was no remaining unamortized discount from previous Sigma transactions as of December 31, 2014. In connection with an Advisory Services Agreement dated December 31, 2014, entered into by us with Sigma Capital in connection with the issuance of the Sigma Note, we agreed to (i) pay Sigma Capital an initial advisory fee of $100,000, (ii) issue 70,000 restricted common shares to Sigma and 30,000 restricted common shares to Sigma Capital, such shares having an aggregate fair value of approximately $20,000, (iii) pay Sigma approximately $20,000 as reimbursement of legal expenses and (iv) make additional advisory fee payments to Sigma Capital totaling $160,000 in monthly installments through June 30, 2015. The value of the common shares issued plus the fees and expenses we agreed to pay in connection with the December 31, 2014 Sigma agreement, aggregating $299,578, were amortized as interest based on the initial six month term of the Sigma Note, resulting in an effective interest rate of approximately 65% per annum for the period from January 1, 2015 through April 30, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note (continued)

As part of the April 30, 2015 agreement with Sigma we (i) paid Sigma Capital a $25,000 transaction fee, (ii) paid Sigma $14,000 as reimbursement of legal expenses and (iii) agreed to make additional advisory fee payments to Sigma Capital aggregating $40,000 in monthly installments from July 15, 2015 through October 15, 2015. The April 30, 2015 agreement also required us to pay liquidated damages for late SEC filings and in accordance with that requirement we paid Sigma Capital an aggregate of $42,500 for such damages from April 30, 2015 through September 30, 2015 and another $25,000 for such damages after that date through November 27, 2015, the last payment date before the agreement to pay such damages was cancelled. When the amortization of the fees and expenses we agreed to pay in connection with the April 30, 2015 Sigma agreement, including the anticipated liquidated damages for late SEC filings, such items aggregating $121,500, were combined with the amortization of the remaining unamortized discount arising from the December 31, 2014 financing, the resulting effective interest rate of the Sigma Note was approximately 57% per annum for the period from May 1, 2015 through September 30, 2015. Although this effective rate would be impacted by the September 21, 2015 transaction discussed below, we did not reflect that impact until October 1, 2015 and have determined that the impact of this delayed implementation is immaterial.

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

Including the amortization of the fees and expenses we agreed to pay in connection with the September 21, 2015 agreement with Sigma, including the anticipated liquidated damages for late SEC filings, the resulting effective interest rate of the Sigma Note was approximately 60% per annum for the period from October 1, 2015 through December 31, 2015. After giving effect to the December 22, 2015 agreement with Sigma, including the adjustment of the fees and expenses we had previously agreed to pay in connection with the September 21, 2015 agreement with Sigma, such fees and expenses aggregating $350,000 for the period from October 15, 2015 through December 31, 2016, after adjustment, and after allowing for the amounts previously amortized through December 31, 2015, the resulting effective interest rate of the Sigma Note was approximately 53% per annum as of January 1, 2016 and absent any further changes in the terms of our agreement with Sigma, will remain at that rate through the December 31, 2016 maturity. This effective interest rate does not include the impact if an early repayment was required, as discussed above.

The unamortized portion of the debt discount recorded against the Sigma Note was $101,333 and $42,623 as of December 31 and September 30, 2015, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Sigma Note (continued)

We concluded that there was less than a 10% difference between the present value of the cash flows of the Sigma Note after its September 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier. Since the provisions of ASC 470-50-40 require that if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case was as of September 15, 2014 for Sigma Notes 1 and 2, the predecessor indebtedness to the Sigma Note, as discussed above. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right deemed to be modified as part of the September 2015 transaction is not exercisable prior to the maturity date of the Sigma Note unless we are in default on the Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock, and since the ONSM closing price of $0.23 per share at the time of the deemed modification of the conversion rights (and the $0.18 per share the following day) was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

We concluded that there was less than a 10% difference between the present value of the cash flows of the Sigma Note after its December 2015 modification versus the present value of the cash flows under the payment terms in place one year earlier. Since the provisions of ASC 470-50-40 require that if a modification was done less than a year ago that was not considered substantially different, then the comparison of current terms should be to the terms existing one year prior to the current modification, which in this case was as of September 15, 2014 for Sigma Notes 1 and 2, the predecessor indebtedness to the Sigma Note, as discussed above. ASC 470-50-40 also provides that if a substantive conversion feature is added to an instrument, the modified terms are considered substantially different and extinguishment accounting is required. However, since the conversion right deemed to be modified as part of the December 2015 transaction is not exercisable prior to the maturity date of the Sigma Note unless we are in default on the Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock, and since the ONSM closing price of $0.14 per share at the time of the deemed modification of the conversion rights was significantly less than the $0.30 per share modified conversion price, we determined that it was not reasonably possible that the modified conversion feature would be exercised and thus determined the conversion feature to not be substantive. Accordingly, accounting for this modification as an extinguishment of debt was not required.

In connection with the above financing, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the Sigma Note, with the principal being payable and accruing interest under the terms of the Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through the date that all amounts we owe Sigma are repaid.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note

We are obligated to Rockridge Capital Holdings, LLC (“Rockridge”), an entity controlled by one of our larger shareholders, in accordance with the terms of a Note and Stock Purchase Agreement (the “Rockridge Agreement”) between Rockridge and us. In connection with this transaction, we issued a note (the “Rockridge Note”) bearing interest at 12% per annum (which is currently being paid on a monthly basis) and collateralized by a first priority lien on all of our assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by other lenders. We also entered into a Security Agreement with Rockridge containing covenants and restrictions with respect to the collateral. The Rockridge Note also provides that we will pay the outstanding principal plus any accrued interest upon our receipt of proceeds in excess of $5 million related to the sale of any of our business units or subsidiaries.

The remaining balance of $400,000, per our latest agreement with Rockridge dated December 16, 2015, has a Maturity Date of December 31, 2016 and so is classified as non-current on our September 30, 2015 balance sheet and current on our December 31, 2015 balance sheet.

The Rockridge Agreement, as amended through December 16, 2015, provides that (i) Rockridge may receive an origination fee upon not less than sixty-one (61) days written notice to us, payable by our issuance of 816,667 restricted shares of our common stock (the “Shares”) and (ii) on the Maturity Date we shall pay Rockridge up to a maximum of $75,000 valuation adjustment (the “Shortfall Payment”) related to the Shares. The Shortfall Payment would be calculated as the sum of (i) the cash difference between the per share value of $1.20 (the “Minimum Per Share Value”) and the average sale price for all previously sold Shares (whether such number is positive or negative) multiplied by the number of sold Shares and (ii) for the Shares which were not previously sold by Rockridge, the cash difference between the Minimum Per Share Value and the market value of the Shares at the Maturity Date (whether such number is positive or negative) multiplied by the number of unsold Shares, up to a maximum of $75,000 in the aggregate.

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability (and corresponding increase in debt discount) as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability, classified as part of the caption “Accrued liabilities” on our balance sheet, was also $75,000 as of September 30, 2015 and December 31, 2015. Although as a result of the latest extension of the Maturity Date, the Shortfall Payment is not due until December 31, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Rockridge Note (continued)

Below is a table showing the tranches of Shares granted in accordance with the initial Rockridge Agreement and subsequent amendments and the fair values assigned to them at the time of each of such grants, which amounts were recorded as an increase in our additional paid-in capital:

	Number of shares
		Fair Value

April/June 2009	366,667	$626,000
December 2012	225,000	79,000
September 2014	25,000	5,250
December 2014	50,000	10,500
April 2015	30,000	4,200
August 2015	50,000	9,500
December 2015	70,000	12,600
Total	816,667	$747,050

The above amounts were reflected as debt discount and amortized to interest expense until February 2014, when the remaining unamortized discount was written off as part of a debt extinguishment loss. Since the fair value of subsequent increases in the number of Shares was determined to be immaterial, those values were recognized directly to interest expense. The fair market value of the 50,000 origination fee Shares arising from the August 2015 Allonge was inadvertently not recorded as of September 30, 2015 but was recorded during the three months ended December 31, 2015.

Our agreements with Rockridge dated December 31, 2014, April 30, 2015, August 18, 2015 and December 16, 2015 increased the origination fee by the number of Shares shown above, in exchange for extensions of the Maturity Date. As noted above, since we recorded the value of the Shares directly to interest expense at the time of each agreement, there was no remaining unamortized discount with respect to the Rockridge Note as of each of the above dates. Therefore, we concluded that no further evaluation of those modifications with respect to loan extinguishment accounting would be required.

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

DECEMBER 31, 2015

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

Effective April 1, 2014 the Fuse Note was amended to provide that the $200,000 principal balance would not be payable until the March 19, 2015 maturity date, although interest would continue to be payable on a monthly basis. Effective February 28, 2015 the Fuse Note was further amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $220,000, for the effect of a $20,000 due diligence fee earned by the noteholder in connection with the amendment, although the portion of the principal balance convertible to common shares remained at $200,000. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is classified as non-current on the December 31, 2015 balance sheet.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of September 30, 2015 (and as of December 31, 2015) as a result of the accretion of $4,000 as interest expense for the year then ended.

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

The aggregate unamortized portion of the debt discount recorded against the Fuse Note was none and $8,775 as of December 31 and September 30, 2015, respectively. As of September 30, 2015, $798 of this unamortized discount relates to the $20,000 portion of the Fuse Note included in the “Notes and Leases Payable” section below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is included under the caption “Accrued liabilities” on our December 31 and September 30, 2015 balance sheets.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back the 416,667 Equipment Note Shares issued to those Noteholders, to the extent permitted by law, at $0.30 per share, if the fair market value of the Equipment Note Shares was not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financings, which were April 24 and May 4, 2015, respectively. Furthermore, we agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

As of September 30, 2013, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $80,000 present value of this obligation as a liability on our financial statements as of that date (under the caption “Accrued liabilities” on our balance sheet), which increased to approximately $108,000 as of September 30, 2014 as a result of the accretion of approximately $28,000 as interest expense for the year then ended and which increased to approximately $125,000 as of September 30, 2015 as a result of the accretion of approximately $17,000 as interest expense for the year then ended. Further accretion was not recorded after that date, since the liability had been accreted to the maximum potential obligation.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the $125,000 accrued liability on our financial statements as of September 30, 2015 and December 31, 2015.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	December 31, 2015	September 30, 2015

Line of Credit Arrangement	$1,650,829	$1,650,829
Working Capital Notes	190,000	465,000
J&C Note	157,000	-
Subordinated Notes	30,000	192,500
Intella2 Investor Notes (excluding portion in convertible debentures)	215,000	215,000
Fuse Note (excluding portion in convertible debentures)	20,000	20,000
USAC Note	161,972	187,650
Equipment lease	5,371	9,333
Total notes and leases payable	2,430,172	2,740,312
Less: discount on notes payable	(12,928)	(32,054)
Notes and leases payable, net of discount	2,417,244	2,708,258
Less: current portion, net of discount	(1,944,244)	(2,032,183)
Notes and leases payable, net of current portion and discount	$473,000	$676,075

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

The Line has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our December 31, 2015 and September 30, 2015 balance sheets, since the outstanding balance at those dates could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on those balance sheets.

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

DECEMBER 31, 2015

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

The terms of the Line prior to the Effective Date required that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), and although this was never implemented we were in ongoing discussions with the Lender as to the reasons for that non-compliance and accordingly the Lender did not declare us in default. This requirement continues after the Effective Date, including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year.

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

Working Capital Notes and J&C Note

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes and J&C Note (continued)

Effective February 28, 2015, one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date and bearing interest at 12% per annum also due at maturity (the “J&C Note”). Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current. The J&C Note was classified as current on our December 31, 2015 balance sheet.

The remaining outstanding principal balance of the other two Working Capital Notes, aggregating $342,727, was due in full as of May 4, 2015, as well as accrued but unpaid interest of approximately $46,000 through that date. We did not make these principal or interest payments when due on May 4, 2015, but we continued to accrue interest expense after that point on the outstanding note balances at the stated interest rate through the repayment or amendment of these notes in September 2015, as discussed below, at which time that accrued interest was paid.

One of the other two Working Capital Notes having an outstanding principal balance of approximately $172,727 was repaid in September 2015. As discussed in more detail above, Sigma loaned us $225,000 in September 2015, which was the primary funding source to make this payment plus related interest and legal fees aggregating approximately $33,000.

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and effective June 6, 2016 this Working Capital Note was further amended, extending the maturity date to January 15, 2017. Accordingly this Working Capital Note is classified as non-current on our September 30, 2015 and December 31, 2015 balance sheets.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes and J&C Note (continued)

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date (under the caption “Accrued liabilities” on our balance sheet), which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $108,000 as of September 30, 2015 (and as of December 31, 2015) as a result of the accretion of approximately $20,000 as interest expense for the year then ended.

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our December 31 and September 30, 2015 balance sheets. If the closing ONSM share price of $0.12 per share on July 15, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of January 15, 2017, which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our December 31 and September 30, 2015 balance sheets. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes and J&C Note (continued)

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

The $25,000 due diligence fee earned in connection with the February 28, 2015 amendment of the Working Capital Note with an amended principal balance of $275,000 was recorded as a discount. This amount, combined with the remaining unamortized discount arising from the initial November 2013 financing and related to this Working Capital Note, was being amortized as interest expense over the approximately one year extension period ending March 2016, resulting in an effective interest rate of approximately 22% per annum, until the remaining unamortized discount was written off as interest expense in December 2015 as a result of the early repayment of that note.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes and J&C Note (continued)

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

The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $10,231 and $30,499 as of December 31 and September 30, 2015 respectively.

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

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $30,000 and $192,500 was outstanding as of December 31 and September 30, 2015, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

Interest for the first six months was paid on October 31, 2012, with subsequent interest payments due every three months thereafter through October 31, 2014.  We did not make the principal payment when it was due on October 31, 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. This note was amended effective February 28, 2015 to extend the maturity date to March 1, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

We did not make the principal payments when due in October 2014, but we continued to accrue interest expense after that point on the outstanding balance at the stated interest rate. Effective February 28, 2015,  we entered into an agreement with the noteholders whereby (i) we paid all accrued interest, late fees aggregating $6,300 and principal payments aggregating $75,000 and (ii) the notes were amended to extend the maturity date of the remaining principal to March 1, 2016. The amendments increased the aggregate outstanding principal balance to $82,500, for the effect of due diligence fees aggregating $7,500 earned by the noteholders in connection with the amendments. We determined these fees to be immaterial for recording as additional discount and subsequent periodic amortization and thus we expensed as interest as of the date of the amendments. Since there was no remaining unamortized discount with respect to these notes as of February 28, 2015, we also concluded that no further evaluation of this modification with respect to loan extinguishment accounting would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Effective December 16, 2015, the one note with a remaining outstanding balance was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $52,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current. The remaining Subordinated Note was classified as current on our December 31, 2015 balance sheet.

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

DECEMBER 31, 2015

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

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is classified as current on our December 31, 2015 balance sheet.

Effective June 6, 2016, one of the two other Intella2 Investor Notes remaining unpaid, with an outstanding principal balance of $55,000 was further amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 and December 31, 2015 balance sheets.

Effective June 1, 2016, the fifth Intella2 Investor Note, with an outstanding principal balance of $140,000, was amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 and December 31, 2015 balance sheets. This note had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 1, 2016 amendment. We had continued to accrue interest expense after the maturity date through December 31, 2015 on the outstanding balance at the stated interest rate and as part of the June 1, 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Intella2 Investor Notes (continued)

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders an aggregate of 180,000 restricted common shares (the “Intella2 Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Intella2 Common Stock was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $48,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $52,000 as of September 30, 2013, as a result of the accretion of $4,000 as interest expense for the year then ended, increased again to approximately $63,000 as of September 30, 2014 as a result of the accretion of approximately $11,000 as interest expense for the year then ended and increased again to approximately $66,000 as of September 30, 2015 as a result of the accretion of approximately $3,000 as interest expense for the year then ended. Additional accretion after that date was not necessary since this approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share - we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the $66,000 accrued liability on our financial statements as of September 30, 2015 and December 31, 2015.

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

DECEMBER 31, 2015

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

The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $15,708 and $8,333 as of December 31 and September 30, 2015, respectively. The portion of this unamortized discount which related to the portion of this debt classified as a convertible debenture was $13,090 and $7,576 as of December 31 and September 30, 2015, respectively.

In connection with the October 15, 2015 agreement extending the maturity date of the Intella2 Fuse Note to July 15, 2016, we issued 75,000 restricted common shares to Fuse, such shares having a fair value of approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

USAC Note

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 (the “USAC Note”). This letter agreement promissory note is related to our liability for USF contribution payments previously reflected as an accrued liability on our balance sheet and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program. See notes 1 and 5.

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending December 31:
2016	$2,954,476
2017	675,696
Total minimum debt payments	$3,630,172

The Line is included in the table above as a $1,650,829 payment during the year ending December 31, 2016, based on its balance sheet classification as a current liability, although we have renewed the Line through December 31, 2017, with an option to extend it through December 31, 2018, as discussed in more detail under “Line of Credit Arrangement” above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers” – the liability is approximately $677,000 and $617,000 as of September 30, 2015 and December 31, 2015, respectively. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

DECEMBER 31, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Employment contracts and severance (continued)

In connection with the settlement of certain unpaid salary and other amounts due to the Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013 to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).  Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives.

As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date (under the caption “Amounts due to directors and officers” on our balance sheet), which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.21 per share as of September 30, 2015, we recognized an approximately $85,000 reduction of non-cash compensation expense for the year ended September 30, 2015, which resulted in an approximately $136,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.13 per share as of December 31, 2015, we recognized approximately $136,000 of non-cash compensation expense for the three months ended December 31, 2015, which resulted in an approximately $272,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Lease commitments

As of December 31, 2015, we were obligated under operating leases for 5 office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2016 to 2022 (after considering our rights of termination) and in most cases provide for renewal options.

The operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. Accordingly, payments for this lease, which we have considered to be on month-to-month status since September 15, 2015, do not appear in the table of future minimum lease payments as presented below. Also, although approximately ten months of unpaid rent is included as a liability on our balance sheet as of December 31, 2015, these amounts also do not appear in the table of future minimum lease payments as presented below. As of October 28, 2016, our rent payments remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy at that location.

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

DECEMBER 31, 2015

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

Total rental expense (including executory costs) for all operating leases was approximately $203,000 and $200,000 for the three months ended December 31, 2015 and 2014, respectively. Rental expense is classified in our financial statements under Other General and Administrative Operating Expenses.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending December 31:
2016	$384,147
2017	303,203
2018	187,548
2019	131,500
2020	137,500
2021	155,500
Total minimum lease payments	$1,299,398

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

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.4 million, approximately $1.0 million of that commitment related to the one year period ending December 31, 2016 and the balance of such commitment related to the period from January through August 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments (continued)

In April 2015, we entered into a marketing consulting contract calling for total potential payments of $292,500 over the one year period ended April 2016, against which contract we paid $30,000 during fiscal 2015 and accrued $91,875 as a liability as of September 30, 2015, which remains on our balance sheet as of December 31, 2015. We have objected to making further payments against this contract on the grounds of non-performance by the consultant and therefore have not made additional payments or accrued any additional liability related to this contract since September 30, 2015. We believe that it is unlikely that any eventual liability to us under this contract will exceed the amounts already accrued by us.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY

Common Stock

During the three months ended December 31, 2015 we issued 200,000 unregistered common shares for consultant services valued at approximately $38,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $10,000 and $30,000 for the three months ended December 31, 2015 and 2014, respectively. As a result of previously recorded shares for financial consulting and advisory services, there remained approximately $68,000 and $29,000 in deferred equity compensation expense at December 31 and September 30, 2015, respectively, to be amortized over the remaining periods of service. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the three months ended December 31, 2015, we recorded the issuance of 217,500 common shares for interest and financing fees, which were valued at approximately $41,000 and are being recognized as interest expense over the various respective financing periods. See note 4 for details.

In accordance with the August 17 and December 16, 2015 extensions of the Rockridge Note, we agreed to increase the loan origination fee by an aggregate of 120,000 common shares. Since these shares were committed to be issued by us as of December 31, 2015 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements as interest expense of approximately $22,000 for the three months ended December 31, 2015 – see note 4.

As of December 31, 2015, 2,875,000 shares have been issued to the Executives under an incentive program that covered certain periods through September 30, 2015 and 375,000 shares have been accrued for potential issuance to the Executives under that incentive program (in aggregate, the “Executive Incentive Shares”). The Executive Incentive Shares are subject to a complete restriction on the Executive’s ability to access or transact in any way such shares until the restriction is lifted. Upon a change of control, termination of the Executive’s employment or the imminently proposed and/or anticipated sale of the Company at a price of $1.00 per common share or more, all restrictions on the Executive Incentive Shares and any other common shares held by the Executives will be lifted. In the case of a sale, all restrictions will be lifted in time for those previously restricted shares to participate in all voting with respect to the proposed sale and will be eligible, at the Executive’s option, for inclusion as part of the shares sold in that transaction. Due to the restrictions on the Executive Incentive Shares, we have determined that the issuance thereof will not result in taxable compensation income to the Executives (or tax deductible compensation expense to the Company) until such restrictions have been lifted. In the event that termination of the Executive’s employment is the result of the Executive’s voluntary resignation, and such voluntary resignation is not due to the Company’s breach of the Executive’s employment agreement or is not due to constructive termination as outlined in the Executive’s employment agreement, such restrictions will be promptly lifted, provided that no bona-fide and legally defensible objection to such issuance has been raised by written notice provided by a majority of the other four Executives to the terminating Executive, within ninety (90) days after such termination date.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability under the caption “Accrued liabilities” on our balance sheet as of that date. We recognized another approximately $11,000 of interest expense for the year ended September 30, 2015, which resulted in an approximately $109,000 liability as of that date, which remains on our balance sheet as of December 31, 2015. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 28, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015 and December 31, 2015.

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

Based on our determination that, for the period from February 28, 2015 through December 15, 2015, we exhibit the two reporting entity characteristics listed above, but prior to considering the impact of ASU 2015-02, we preliminarily concluded that we had a controlling financial interest in the VIE Partners during that period. In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendment to the Consolidation Analysis), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted, including adoption in an interim period. We elected to apply the provisions of ASU 2015-02 effective January 1, 2015. As a result of ASU 2015-02 (i) certain factors, focusing on fee arrangements between the VIE and the reporting entity, were added to those factors already required to be considered in evaluating the second of the two reporting entity characteristics listed above and (ii) such additional factors are allowed to be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. However, ASU 2015-02 also provides that if the fee arrangements (i) are designed in a manner such that the fee is inconsistent with the reporting entity’s role or the type of service and (ii) contain fees or payments that expose a reporting entity to risk of loss in the VIE, including those related to guarantees of the value of the assets or liabilities of a VIE and obligations to fund operating losses, then the additional factors identified in ASU 2015-02  may not be relied on as the basis of a conclusion that the second of the two reporting entity characteristics listed above is not present. We concluded that since the terms of the MSA and the Make Whole Agreement, as described above for the period from February 28, 2015 through December 15, 2015, are consistent with the characteristics in the preceding sentence, the application of ASU 2015-02 would not change our preliminary conclusion that the second of the two reporting entity characteristics listed above is present and thus would not change our conclusion that we had a controlling financial interest in the VIE Partners during that period. Accordingly, we concluded that in accordance with ASC 810-10-25-38, we were required to consolidate the VIE Partners for all periods through December 16, 2015, the day prior to our next transaction with Partners, which is discussed below.

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

On December 16 and 18, 2015, we received aggregate gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million. The increase in the number of limited partners of Partners resulting from this transaction decreased the total related party ownership percentage from approximately 60% to approximately 25% as of December 16, 2015.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

As discussed above, we concluded that (i) in accordance with ASC 810-10-15-14 that Partners is a VIE subject to consolidation and (ii) in accordance with ASC 810-10-25-38, we were required to consolidate Partners for all periods from the initial February 28, 2015 transaction until the next transaction as of December 16, 2015. We compared the terms of the December 16, 2015 transaction with the February 28, 2015 transaction, and determined that the material changes were (i) the reduction in the Partners’ guaranteed return percentage from 40% to 30% per annum of the Purchase Price and (ii) the reduction of the repurchase premium, from 20% to 10% of the Purchase Price over a two year period. We have concluded that these changes did not represent a change in the structure of Partners or our transactions with Partners and also did not affect the legal or operating relationships between the various parties and therefore our previous conclusion that Partners is a VIE would not change. We also considered the fact that the total related party ownership percentage decreased from approximately 60% to approximately 25%. We concluded that this was mitigated by the fact that the general partner of Partners became a related party to Onstream as of July 2015, when his beneficial ownership of our common stock exceeded 5% of our total outstanding shares, and which condition continues as of October 28, 2016 and therefore these ownership changes did not change the conclusion that we have a controlling financial interest in Partners and therefore our previous conclusion that we were required to consolidate Partners would not change. Therefore, we concluded that (i) in accordance with ASC 810-10-15-14 that Partners is a Variable Interest Entity (“VIE”) subject to consolidation and (ii) in accordance with ASC 810-10-25-38, we were required to consolidate the VIE Partners for all periods from the December 16, 2015 transaction with Partners until the next transaction with Partners as of June 30, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Variable Interest Entity (VIE) (continued)

As discussed above, we concluded that (i) in accordance with ASC 810-10-15-14 that Partners is a VIE subject to consolidation and (ii) in accordance with ASC 810-10-25-38, we were required to consolidate Partners for all periods from the initial February 28, 2015 transaction until the next transaction as of December 16, 2015 as well as until the next transaction as of June 30, 2016. We compared the terms of the February 28, 2015 transaction with the June 30, 2016 transaction, and determined that there were no material changes and therefore there was no change in the structure of Partners or our transactions with Partners and no impact on the legal or operating relationships between the various parties and therefore our previous conclusion that Partners is a VIE would not change. We also considered the fact that the total related party ownership percentage decreased from approximately 25% to approximately 21%, which we determined to be an immaterial change and therefore there was no change in the conclusion that we have a controlling financial interest in Partners and therefore our previous conclusion that we were required to consolidate Partners would not change. Therefore, we concluded that (i) in accordance with ASC 810-10-15-14 that Partners is a Variable Interest Entity (“VIE”) subject to consolidation and (ii) in accordance with ASC 810-10-25-38, we were required to consolidate the VIE Partners for all periods from the June 30, 2016 transaction with Partners until the next transaction with Partners.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $123,000 and none for the three months ended December 31, 2015 and 2014, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The business activities of our Audio and Web Conferencing Services Group are primarily selling telephone related services to business customers, such as conference calling, voicemail, text messaging and network collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The business activities of our Digital Media Services Group are primarily selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are in the United States. Below are the results of operations by segment for the three months ended December 31, 2015 and 2014 and total assets by segment as of December 31 and September 30, 2015.

	For the three months ended December 31,

	2015	2014
Segment revenue:
Audio and Web Conferencing Services	$2,422,825	$2,752,054
Digital Media Services	1,429,967	1,458,527
Total consolidated revenue	$3,852,792	$4,210,581

Segment operating income:
Audio and Web Conferencing Services	$615,853	$865,105
Digital Media Services	476,024	426,468
Total segment operating income	1,091,877	1,291,573
Depreciation and amortization	(88,958)	(202,968)
Corporate/unallocated shared expenses	(1,108,590)	(1,016,210)
Interest and other expense, net	(556,296)	(486,978)
Net loss	$(661,967)	$(414,583)

	December 31, 2015	September 30, 2015

Assets:
Audio and Web Conferencing Services Group	$4,631,601	$4,934,937
Digital Media Services Group	1,128,251	1,194,663
Corporate and unallocated	713,622	508,680
Total assets	$6,473,474	$6,638,280

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7:  SEGMENT INFORMATION (Continued)

Depreciation and amortization, as well as corporate and unallocated shared expenses and interest and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of December 31, 2015, we had issued options and warrants still outstanding to purchase up to 350,000 ONSM common shares, including 50,000 shares under Plan Options to financial consultants and 300,000 shares under warrants issued in connection with financing transactions.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including 2,875,000 shares issued to the Executives under an incentive program that covered certain periods through September 30, 2015 plus 375,000 shares accrued for potential issuance to the Executives under that incentive program – see note 6) through December 31, 2015 and 50,000 outstanding financial consultant Plan Options as of December 31, 2015, there are 822,237 shares available for additional issuances under the Plan. As of December 31, 2015, no Plan Options previously issued to our employees or directors were outstanding, but there were outstanding and fully vested Plan Options issued to financial consultants as follows:

	Number of common shares	Exercise price per share	Expiration Date
Issuance date

November 2011	30,000	$0.92	Nov 2016
July 2012	20,000	$6.00	July 2016
Total common shares underlying financial consultant options as of December 31, 2015	50,000

As of December 31, 2015, there were outstanding vested warrants, issued in connection with various financings, to purchase an aggregate of 300,000 shares of common stock, as follows:

	Number of common shares	Exercise price per share	Expiration Date
Description of transaction

LPC stock purchase – February 2012 (“New LPC Warrant 2”)	50,000	$0.38	February 2017
LPC Purchase Agreement – September 2010 (“New LPC Warrant 1”)	250,000	$0.38	March 2016
Total common shares underlying warrants as of December 31, 2015	300,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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
DECEMBER 31, 2015

NOTE 9:  SUBSEQUENT EVENTS

During June 2016 we issued 100,000 unregistered common shares for financial advisory services valued at approximately $14,000, which will be expensed at the time of issuance.

During June and July 2016 we issued an aggregate of 300,000 unregistered common shares for professional investor relations and PR/marketing services valued at approximately $45,000, which will be recognized as professional fees expense over service periods of up to twelve months.

During August 2016 we issued 25,000 unregistered common shares for financial advisory services valued at approximately $3,000, which will be expensed at the time of issuance.

During September 2016 we issued 125,000 unregistered common shares as a finders fee valued at approximately $16,000, which will be expensed at the time of issuance.

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after December 31, 2015:

•

Note 1 (compensation and other cost reductions after December 31, 2015; impact of certain debt and other obligations coming due after December 31, 2015; funding commitment letter extended after December 31, 2015; actual and anticipated sales of Infinite customer accounts to Partners after December 31, 2015; management’s post December 31, 2015 exploration of the financial potential of the granted patents and the patents pending)

•

Note 2 (patent application and issuance activity after December 31, 2015; management’s post December 31, 2015 exploration of the financial potential of the granted patents and the patents pending; actual and anticipated sales of Infinite customer accounts to Partners after December 31, 2015; impact of change in ONSM common share price through October 7, 2016)

•

Note 4 (status of the Line after December 31, 2015; extensions and other modifications to various notes after December 31, 2015 including payment of fees in cash and shares; impact of change in ONSM common share price through October 7, 2016)

•

Note 5 (status of issuance of Executive Shares through October 28, 2016; status of office lease renewal negotiations in Florida as of October 28, 2016; October 2016 amendment to New Jersey office lease; impact of change in ONSM common share price through October 7, 2016; status of recommended changes to USF through October 28, 2016)

•

Note 6 (status through October 28, 2016 of communications with respect to December 31, 2015 shortfall reimbursement obligation; actual and anticipated sales of Infinite customer accounts to Partners after December 31, 2015)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Recent Developments

During December 2015 we repaid $1.0 million of the outstanding balance due on the Sigma Note and entered into additional agreements with Sigma whereby the maturity date on the remaining balance of $600,000 was extended from April 15, 2016 to December 31, 2016 and the interest rate, as well as certain other fees, was reduced. In the event of our default on the Sigma Note, on or before the maturity date, the outstanding balance, including accrued interest, is convertible into our common shares at a price of $0.30 per common share.

During December 2015, we received gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“First Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $2.7 million which transaction resulted in an increase, as a percentage of revenues, of the management fee received by us with respect to the accounts sold by us in a similar transaction in February 2015 and which improved management fee also applied to the accounts sold in December 2015. From the December 2015 proceeds, we repaid an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, in addition to the $1.0 million repayment against the Sigma Note discussed above. During March through June 2016, we received gross proceeds of approximately $0.8 million for our sale, effective June 30, 2016, of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Second Tranche of Additional Sold Accounts”) to Partners, which represented historical annual revenues of approximately $1.0 million, and were sold under the same terms as the accounts sold in December 2015.  During September and October 2016, subscriptions for approximately $225,000 were received by Partners and funded against an anticipated total of  $1.5 million for our sale, which we expect will be effective during November 2016,  of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) (“Third Tranche of Additional Sold Accounts”) to Partners, will represent historical annual revenues of approximately $1.9 million, and will be sold under the same terms as the accounts sold in December 2015 and June 2016.

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

Results of Operations

Our consolidated net loss for the three months ended December 31, 2015 was approximately $662,000, as compared to a net loss of approximately $415,000 for the corresponding period of the prior fiscal year, an increase in our net loss of approximately $247,000, or 59.7%. The increased net loss was primarily due to an approximately $321,000, or 10.4%, decrease in gross margin, partially offset by an approximately $143,000, or 4.7%, decrease in operating expenses, both as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the three months ended December 31, 2015 included approximately $123,000 net income attributable to noncontrolling owners' interest in the VIE Partners, versus no corresponding amount for the three months ended December 31, 2014. Accordingly, the net loss attributable to the Onstream Media shareholders for the three months ended December 31, 2015 was approximately $785,000, as compared to a net loss attributable to the Onstream Media shareholders of approximately $415,000 for the corresponding period of the prior fiscal year.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014 - The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Three months ended December 31,
	2015	2014
Revenue:
Audio and web conferencing	51.9%	55.0%
Webcasting	32.9	29.4
Network usage	10.9	10.2
DMSP and hosting	4.2	5.1
Other	0.1	0.3
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.0%	13.7%
Webcasting	7.9	6.8
Network usage	5.1	4.8
DMSP and hosting	0.9	1.1
Other	-	-
Total costs of revenue	27.9%	26.4%

Gross margin	72.1%	73.6%

Operating expenses:
Compensation (excluding equity)	50.3%	42.9%
Compensation (paid with equity)	2.0	2.0
Professional fees	4.5	7.2
Other general and administrative	15.8	15.0
Depreciation and amortization	2.3	4.8
Total operating expenses	74.9%	71.9%

(Loss) income from operations	(2.8)%	1.7%

Interest and other expense, net:
Interest expense	(11.2)%	(11.4)%
Other expense, net	(3.2)	(0.1)
Total interest and other expense, net	(14.4)%	(11.5)%

Net loss	(17.2)%	(9.8)%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(3.2)	-
Onstream Media shareholders' net loss	(20.4)%	(9.8)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended December 31,
			Increase (Decrease)
	2015	2014	Amount	Percent

Total revenue	$3,852,792	$4,210,581	$(357,789)	(8.5)%
Total costs of revenue	1,075,724	1,112,420	(36,696)	(3.3)
Gross margin	2,777,068	3,098,161	(321,093)	(10.4)%

General and administrative expenses	2,793,781	2,822,798	(29,017)	(1.0)%
Depreciation and amortization	88,958	202,968	(114,010)	(56.2)
Total operating expenses	2,882,739	3,025,766	(143,027)	(4.7)%

(Loss) income from operations	(105,671)	72,395	(178,066)	N/A %

Interest and other expense, net	(556,296)	(486,978)	69,318	14.2

Net loss	(661,967)	(414,583)	247,384	59.7%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(122,914)	-	122,914	N/A
Onstream Media shareholders' net loss	$(784,881)	$(414,583)	$370,298	89.3%

Revenues and Gross Margin

Consolidated operating revenue was approximately $3.9 million for the three months ended December 31, 2015, a decrease of approximately $358,000 (8.5%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.4 million for the three months ended December 31, 2015, a decrease of approximately $329,000 (12.0%) from the corresponding period of the prior fiscal year, primarily due to a decrease in revenues from audio and web conferencing (the Infinite and OCC divisions combined). Audio and web conferencing revenues were approximately $2.0 million for the three months ended December 31, 2015, which represented a decrease of approximately $315,000 (13.6%) as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in the Infinite division’s revenues.

The Infinite division’s revenues of approximately $1.9 million for the three months ended December 31, 2015 represented a decrease of approximately $184,000 (8.8%) as compared to the corresponding period of the prior fiscal year. This was generally consistent with an approximately 6.1% decrease in the number of audio conferencing minutes billed by the Infinite division, which was approximately 31.6 million for the three months ended December 31, 2015, as compared to approximately 33.7 million minutes for the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $1.4 million for the three months ended December 31, 2015, a decrease of approximately $29,000 (2.0%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting revenues. DMSP and hosting revenues were approximately $163,000 for the three months ended December 31, 2015, which represented a decrease of approximately $51,000 (23.7%) as compared to the corresponding period of the prior fiscal year, primarily due to the loss of a single large hosting customer in April 2015.

Webcasting division revenues increased by approximately $29,000 (2.3%) for the three months ended December 31, 2015 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,100 audio and video webcasts during the three months ended December 31, 2015, which was approximately equal to the number of audio and video webcasts produced in the corresponding period of the prior fiscal year.

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

Consolidated gross margin was approximately $2.8 million for the three months ended December 31, 2015, a decrease of approximately $321,000 (10.4%) from the corresponding period of the prior fiscal year. This decrease generally corresponds to the approximately $358,000 (8.5%) decrease in revenues for the corresponding period, as discussed above. Our consolidated gross margin percentage decreased to 72.1% for the three months ended December 31, 2015, versus 73.6% for the corresponding period of the prior fiscal year. This decreased percentage was primarily due to the percentage decrease in audio and web conferencing cost of sales being smaller than the percentage decrease in audio and web conferencing revenues.

Operating Expenses

Consolidated operating expenses were approximately $2.9 million for the three months ended December 31, 2015, a decrease of approximately $143,000 (4.7%) from the corresponding period of the prior fiscal year, primarily due to (i) an approximately $130,000, or 43.0%, decrease in professional fee expense and (ii) an approximately $114,000, or 56.27%, decrease in depreciation and amortization expense, such decreases partially offset by an approximately $131,000, or 7.2%, increase in compensation expense, all as compared to the corresponding period of the prior fiscal year.

This approximately $130,000 decrease in professional fees was primarily due to an approximately $106,000 decrease in legal fees, financial consultant fees and due diligence expenses incurred in connection with negotiations for potential financing, such expenses incurred during the three months ended December 31, 2014 and for which there were no comparable transactions in the corresponding period of fiscal 2016.

The approximately $114,000 decrease in depreciation and amortization expense is primarily due to certain assets no longer being amortized/depreciated for the three months ended December 31, 2015 (that were being amortized/depreciated in the corresponding period of the prior fiscal year), because those assets were written off as of June 30, 2015 (in the case of Intella2 intangible assets, primarily the customer list) or substantially written down as of September 30, 2015 (in the case of the webcasting division’s unamortized capitalized software development costs).

The approximately $131,000 increase in compensation expense was primarily the result of lump-sum compensation payments received by the Executives in December 2015 aggregating $125,000. Since the liability for this compensation had been originally accrued as compensation paid with common shares and other equity, a non-cash expense, this cash payment against that liability resulted in an increase in compensation expense (excluding equity) and a decrease in compensation paid with common shares and other equity for the three months ended December 31, 2015. There was no comparable transaction in the corresponding period of fiscal 2015.

During the period from January 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the three months ended December 31, 2016 by approximately $160,000, as compared to the three months ended December 31, 2015. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015.

Interest and Other Expense, Net

Interest and other expense, net, of approximately $556,000 for the three months ended December 31, 2015 represented an approximately $69,000 (14.2%) increase as compared to the corresponding period of the prior fiscal year. This increase was due to an approximately $123,000 increase in the legal, consulting, finders and other fees and expenses related to our transactions with Partners. These fees and expenses incurred during the three months ended December 31, 2015 were primarily related to our transactions with Partners having effective dates of February 28, 2015 and December 16, 2015. There were no corresponding transactions in the first quarter of fiscal 2015.

Interest expense decreased by approximately $48,000, or 10.0%, for the three months ended December 31, 2015 as compared to the corresponding period of the prior fiscal year.

As a result of certain debt that we repaid using the proceeds from Partners, our interest expense decreased. As a result of our treatment of Partners as a VIE requiring consolidation in our financial statements, the gross proceeds from the sales transaction were reflected by us as an increase in our equity and the amounts paid and/or accrued for the Partners’ guaranteed return related to those invested proceeds were reflected as a distribution out of our equity, and not as interest expense.

Net Income Attributable to Noncontrolling Owners' Interest in VIE

Our consolidated net loss for the three months ended December 31, 2015 included approximately $123,000 net income attributable to noncontrolling owners' interest in the VIE Partners, versus no corresponding amount for the three months ended December 31, 2014.

During March 2015, we received gross cash proceeds of $1.0 million for our sale, effective February 28, 2015, of the Sold Accounts to Partners and during December 2015, we received gross proceeds of approximately $2.1 million for our sale, effective December 16, 2015, of the First Tranche of Additional Sold Accounts to Partners. Based on our determination that Partners is a Variable Interest Entity (VIE) requiring consolidation in our financial statements, the revenues from the Sold Accounts and the First Tranche of Additional Sold Accounts are included in our consolidated revenues. The payment of the Partners' guaranteed return percentage, which is based on the cash proceeds received for these sales, is reflected as a decrease in our equity (distributions to owners of VIE) and also represents the portion of our consolidated results that are attributable to the VIE, with the balance of our consolidated results after deducting the VIE portion being the net loss attributable to the Onstream Media shareholders for the period.

Liquidity and Capital Resources

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. For the three months ended December 31, 2015, we had a net loss of approximately $662,000, although cash provided by operating activities for that period was approximately $24,000. Cash provided by operating activities is calculated after adding back to our net loss certain items which include the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The other fees and expenses included in debt discount include amounts payable in cash and/or equity and may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

Our cash balance increased by approximately $166,000 during the three months ended December 31, 2015. This was the result of approximately $182,000 provided by financing activities and approximately $24,000 provided by operating activities, partially offset by approximately $39,000 used in investing activities. Although we had cash of approximately $483,000 at December 31, 2015, we had a working capital deficit of approximately $5.0 million at that date. This $5.0 million deficit includes approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, as discussed in more detail below. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments due past December 31, 2016.

Cash provided by financing activities was approximately $182,000 for the three months ended December 31, 2015 as compared to approximately $318,000 cash used in financing activities for the corresponding period of the prior fiscal year. The current year period financing activities primarily related to approximately $2.0 million of aggregate net proceeds we received in December 2015 from our sales of defined subsets of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners, such proceeds partially offset by (i) the use of those proceeds for the December 2015 repayments of $1.0 million against the Sigma Note and an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, (ii) approximately $123,000 for the recurring distributions to the owners of Partners and (iii) approximately $208,000 for certain fees and expenses incurred in connection with the Sigma Note and initially recorded as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. These transactions are all discussed in more detail below. Financing activities for the three months ended December 31, 2015 primarily related to the repayment of certain notes payable and convertible debentures.

Cash provided by operating activities of approximately $24,000 for the three months ended December 31, 2015, represents an approximately $569,000 decrease in cash provided by operating activities as compared to approximately $593,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $24,000 cash provided by operating activities for the three months ended December 31, 2015 reflects (i) net cash used in operating activities before changes in current assets and liabilities other than cash of approximately $106,000, which in turn represents our net loss of approximately $662,000, offset by (i) approximately $556,000 non-cash expenses included in that net loss and (ii) an approximately $130,000 net decrease in working capital other than cash. The primary non-cash expenses included in our loss for the three months ended December 31, 2015 were approximately $221,000 of amortization of discount on notes payable and convertible debentures and approximately $89,000 of depreciation and amortization. The approximately $130,000 net decrease in working capital other than cash for the three months ended December 31, 2015 is primarily due to an approximately $295,000 decrease in accounts receivable, partially offset by an approximately $131,000 decrease in accounts payable, accrued liabilities and amounts due to directors. The $130,000 net decrease in working capital other than cash represented approximately $312,000 less cash than the net decrease in working capital other than cash of approximately $442,000 for the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

Cash used in investing activities was approximately $39,000 for the three months ended December 31, 2015 as compared to approximately $100,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs in fiscal 2015 but not in fiscal 2016.

In December 2007, we entered into a line of credit arrangement (the “Line”) with a financial institution (the “Lender”). The Lender was Thermo Credit LLC through February 10, 2016 and as a result of an assignment, Thermo Communications Funding LLC, an affiliated company, subsequent to that date. Mr. Leon Nowalsky, a member of our Board, is an investor and board member in both entities.

The Line has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. On February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”)

The Modification also provides that, if no Default or Event of Default, as defined in the Modification, shall have occurred and be continuing as of the Maturity Date, and upon our notice and request to Lender sent per the timing and other requirements in the Modification, Lender shall (in good faith) engage in, and conclude as quickly as commercially reasonable, negotiations with us to extend the Maturity Date by up to an additional twelve months (i.e., through December 31, 2018).

Since the Effective Date, the outstanding balance (approximately $1.7 million as of December 31, 2015 and $1.6 million as of October 24, 2016) bears interest at 11.0% per annum. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default.

Under the terms of the Line, we also incur a monitoring fee and a commitment fee. The monitoring fee is one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly in arrears, and the commitment fee is one percent (1%) per year of the maximum allowable borrowing amount, payable annually in advance.

The terms of the Line require that all funds remitted by our customers in payment of receivables be deposited directly to a bank account owned by the Lender (the “Lockbox Account”), including the provision that such funds received in the Lockbox Account shall be immediately applied to any balance outstanding under the Line, or returned to us one day following clearance by the receiving bank, to the extent there is no balance outstanding under the Line. The Modification provides that we shall be responsible for the additional expenses related to the Lender-owned bank account, which we expect to be in the range of $12,000 to $18,000 per year.

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

The Line is subject to us maintaining an adequate level of receivables, based on certain formulas. However, due to the lack of a formal renewal of the Line, in June 2014 the Lender determined that there would be no further advances under the Line, although no further repayments were required either, and as a result the outstanding principal balance of the Line did not change from that time through June 24, 2016, regardless of weekly changes in the calculated borrowing availability based on the applicable formulas applied to our receivable levels. Effective June 24, 2016, the first deposit was made to the Lockbox Account and applied against the balance outstanding under the Line.

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

As of December 31, 2015, in addition to the Line as discussed above, we were also obligated for the following term debt, discussed in more detail below:

Sigma Note	$600,000
Rockridge Note	400,000
Fuse Note	120,000
Working Capital Notes	190,000
J&C Note	157,000
Subordinated Notes	30,000
Intella2 Investor Notes	315,000
USAC Note and other	167,343
Total term debt	$1,979,343

As of December 31, 2015 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $600,000, with interest payable monthly at 17% per annum and the principal due on December 31, 2016 (the “Sigma Note”). There is also a $10,000 monthly advisory fee payable to Sigma Capital. We have agreed, regardless of the early repayment of the Sigma Note, to pay a minimum aggregate amount of $100,000 of monthly advisory fee payments to Sigma Capital as scheduled, starting with the January 15, 2016 payment of $10,000.

Upon our receipt of funds as a result of (i) the sale of any portion of our business, however structured, including, without limitation, sale of assets, subsidiaries, revenues or business units, and/or (ii) the issuance of additional equity, debt or convertible debt capital, and/or (iii) our consolidation or merger with or into another entity, all outstanding principal and interest with respect to the Sigma Note will be due, but not to exceed the net proceeds of such funds received by us in any such transaction(s). However, this early repayment requirement did not apply to the $1.0 million proceeds we received in March 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners and does not apply to up to $800,000 in proceeds should we elect to exercise our rights under the Funding Letter, both as discussed below. Also, the December 22, 2015 transactions with Sigma and Sigma Capital include (i) their agreement to limit to $1.0 million the required principal repayment against the Sigma Note arising from the $2.1 million proceeds we received in December 2015 from the sale of certain of Infinite’s audio conferencing customer accounts to Partners, and which $1.0 million we paid Sigma on December 17, 2015 and (ii) their consent to our receipt of future proceeds of up to an additional $772,500 from Revenue Sales without requiring further principal repayments against the Sigma Note, which proceeds we received in June 2016. Revenue Sales are defined in our agreements with Sigma as “financing from a private placement structured in a separate legal entity collateralized by a portion of our Infinite operations”.

Sigma has the right to convert the Sigma Note (including the accrued interest thereon) to common stock at a rate of $0.30 per share, which right Sigma may exercise after the maturity date, in its entirety or partially, at its option or it may exercise before the maturity date, but only if we are in default on the Sigma Note or upon the sale of all or substantially all of our business, assets or capital stock.

As of December 31, 2015, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum and the principal due on December 31, 2016. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

In connection with the Sigma Note, as amended, an agreement is in place between Sigma and Rockridge, which includes Rockridge’s agreement (along with our agreement) that Sigma has the right, but not the obligation, to repay the Rockridge Note at face value in case of our default on the Sigma Note or the Rockridge Note. Such repayment amount would be added to the principal of the Sigma Note, with the principal being payable and accruing interest under the terms of the Sigma Note. Furthermore, the fees payable to Sigma in the event of such repayment would be $25,000 cash payable upon such early repayment plus $4,000 per month starting from the one-month anniversary of such repayment date through the date that all amounts we owe Sigma are repaid.

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

As of the most recent amendment to the Note and Stock Purchase Agreement with Rockridge, dated December 16, 2015, we are obligated for the issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 816,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of December 31, 2015.

As of December 31, 2015, we were obligated for $120,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) with interest payable quarterly at 12% per annum and the principal due on January 15, 2017 (the “Fuse Note”). $100,000 of the Fuse Note is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. In the event we receive funds in excess of $5 million as a result of the sale of our assets, the terms of the note provide that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The outstanding balance of the Fuse Note as of September 30, 2015 was $220,000. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is also classified as non-current on the December 31, 2015 balance sheet.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which as a result of the subsequent accretion of $12,000 as interest expense, increased to $32,000 as of September 30, 2015 (and as of December 31, 2015).  The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.30 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to the maturity date of the Fuse Note, which is currently January 15, 2017.

As of December 31, 2015, we were obligated for $190,000 under a partially secured promissory note issued in October 2013 (the “Working Capital Note”), bearing interest at 15% per annum and the accrued interest from June 6, 2016 plus principal due on January 15, 2017. Effective June 6, 2016 the Working Capital Note was amended, extending the maturity date to January 15, 2017. Accordingly the Working Capital Note is classified as non-current on our September 30, 2015 and December 31, 2015 balance sheets.

The Working Capital Note is expressly subordinated to the following notes issued by us and outstanding at the time of the issuance of the Working Capital Note: Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases, or any assignees or successors thereto, subject to a cumulative maximum outstanding balance of $3.9 million. The Working Capital Note is secured by a limited claim to our assets, pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014, subject to all prior liens of the foregoing entities and limited to the extent such a lien is allowable by the terms of the loan documents executed between us and the foregoing entities. The Working Capital Note provides that we will be bound to a limit of $3.9 million in total debt senior to that Working Capital Note while that note is outstanding and also provides that in the event that we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, they are payable in full within ten (10) days of our receipt of such funds, along with any interest due at that time.

In connection with the above financing, we issued to the holder of the Working Capital Note, plus the holders of other notes issued at the same time but no longer outstanding as of December 31, 2015, an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holders for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $108,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and December 31, 2015.

312,500 of the 358,334 Working Capital Shares were issued in connection with a $275,000 note that was repaid on December 30, 2015. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our September 30, 2015 and December 31, 2015 balance sheets. If the closing ONSM share price of $0.12 per share on July 15, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having a maturity date of January 15, 2017 which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our September 30, 2015 and December 31, 2015 balance sheets. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

Although another Working Capital Note with an outstanding balance of $275,000 as of September 30, 2015 was amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date (the “J&C Note”). Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current. The J&C Note was classified as current on our December 31, 2015 balance sheet.

As of September 30, 2015, we were obligated for $192,500 under unsecured Subordinated Notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. These notes provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. These notes were amended, effective October 15, 2015, to extend the maturity dates to July 15, 2016, but an aggregate of $162,500 was paid against the outstanding balances on December 16, 2015. Effective December 16, 2015, the one note with a remaining outstanding balance of $30,000 was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $162,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.  The remaining Subordinated Note was classified as current on our December 31, 2015 balance sheet.

As of September 30, 2015, we were obligated for $415,000 outstanding principal on unsecured subordinated notes issued in November 2012 to various lenders (the “Intella2 Investor Notes”), which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum, payable quarterly. $200,000 of the total $220,000 outstanding principal balance of one of these notes held by Fuse (the “Intella2 Fuse Note”), was convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. The notes provide that in the event we received funds in excess of $5 million as a result of the sale of our assets, the outstanding principal and interest would be repaid within thirty days of the receipt of such proceeds.

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.  The remaining $120,000 balance is classified as non-current on our December 31, 2015 balance sheet.

Effective June 2016, the other Intella2 Investor Notes having a cumulative outstanding principal balance of $195,000 as of September 30, 2015 and December 31, 2015, were amended, extending the maturity dates to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 and December 31, 2015 balance sheets.  One of these notes, with an outstanding principal balance of $140,000, had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 2016 amendment. We had continued to accrue interest expense after the maturity date through September 30, 2015 on the outstanding balance at the stated interest rate and as part of the June 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and December 31, 2015. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of other subordinated notes repaid by us in March 2015, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $8,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and December 31, 2015. This approximately $8,000 liability is equal to the potential repurchase of 10,000 shares at $0.80 per share, since we satisfied our obligation with respect to 30,000 shares by our reimbursement of the shortfall (i) upon a single holder’s resale of 5,000 of those shares in the market, which payment we recorded as interest expense of approximately $3,200 in fiscal 2014 and (ii) upon three holders’ resale of an aggregate of 25,000 of those shares in the market, which payment we recorded as interest expense of approximately $16,000 in fiscal 2015.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of September 30, 2015 and December 31, 2015.

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 – the outstanding balance was $187,650 as of September 30, 2015 and $161,972 as of December 31, 2015. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our September 30, 2015 and December 31, 2015 balance sheets.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders, the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $125,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and December 31, 2015. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015 and December 31, 2015.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $109,000 present value of our estimate of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and December 31, 2015. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 28, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015 and December 31, 2015.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of December 31, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers” – the liability is approximately $617,000 as of December 31, 2015. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms.  In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

In connection with the settlement of certain unpaid salary and other amounts due to the Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013 to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).  Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $272,000 value of this obligation is recorded as a liability on our financial statements as of December 31, 2015, based on the closing ONSM share price as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

As of December 31, 2015, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2016 to 2022 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.3 million through December 31, 2021, of which approximately $384,000 relates to the year ending December 31, 2016. Also, although approximately ten months of unpaid rent with respect to our Pompano Beach facility is included as a liability on our balance sheet as of December 31, 2015, these amounts are not included in the future minimum lease payments of approximately $1.3 million. As of October 28, 2016, our rent payments for that location remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.4 million, approximately $1.0 million of that commitment related to the one year period ending December 31, 2016 and the balance of such commitment related to the period from January through August 2017. In April 2015, we entered into a marketing consulting contract calling for total potential payments of $292,500 over the one year period ended April 2016, against which contract we paid $30,000 during fiscal 2015 and accrued $91,875 as a liability as of September 30, 2015, which remains on our balance sheet as of December 31, 2015. We have objected to making further payments against this contract on the grounds of non-performance by the consultant and therefore have not made additional payments or accrued any additional liability related to this contract since September 30, 2015. We believe that it is unlikely that any eventual liability to us under this contract will exceed the amounts already accrued by us.

Projected capital expenditures for the year ending December 31, 2016 total approximately $100,000, which includes software and hardware upgrades to the webcasting platform, the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $123,000 and none for the three months ended December 31, 2015 and 2014, respectively.

In December 2015, we recorded the issuance of 200,000 unregistered common shares for professional management services rendered in connection with Partners, such shares having a fair value of approximately $38,000 and are being recognized as part of the above non-operating expenses over a service period of twelve months starting December 16, 2015.

On April 30, 2015, we received a funding commitment letter (the “Funding Letter”) from J&C Resources, Inc. (“J&C”), agreeing to provide us, within twenty (20) days after our notice on or before January 5, 2016, aggregate cash funding of up to $800,000. Such notice was not given by us, but on April 30, 2016, we exercised our option for a one year extension of the Funding Letter, including an extension of the notice deadline to January 5, 2017. This Funding Letter was obtained solely to demonstrate our ability to obtain short-term funds in the event other funding sources are not available. Mr. Charles Johnston, a former ONSM director, is the president of J&C. Cash provided under the Funding Letter would be in exchange for our issuance of (a) a note or notes with interest payable monthly at 15% per annum and principal payable on the earlier of a date twelve months from funding or July 15, 2017 and (b) 10.0 million unregistered common shares, which shares would be prorated in the case of partial funding. The note or notes would be unsecured and subordinated to all of our other debts, except to the extent such the terms of such debts would allow pari passu status. Furthermore, the note or notes would not be subject to any provisions, other than with respect to priority of payments or collateral, of our other debts. Upon receipt by us of funds in excess of $5.0 million as a result of a single transaction for the sale of all or a part of our operations or assets, this Funding Letter will be terminated. The consideration for the Funding Letter was $25,000, which we have paid, and the consideration for the Funding Letter extension is $25,000, to be withheld from any proceeds lent thereunder but in any event due no later than September 1, 2016 (although we have not paid this amount as of October 28, 2016).

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $149.8 million as of December 31, 2015. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the Sigma Notes 1 and 2, the Sigma Note and certain other notes. For the three months ended December 31, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the Sigma Note and certain other notes.

During the period from January 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended December 31, 2016 by approximately $460,000, as compared to the twelve months ended December 31, 2015. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended December 31, 2016, as compared to the twelve months ended December 31, 2015.

Based on historical results as well as results since December 31, 2015 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended December 31, 2016, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners, the Funding Letter and/or the monetization of our patents, all sources of capital as discussed above. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed above, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

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

To the extent our cash flow from sales is insufficient to completely fund operating expenses, financing costs (including principal repayments) and capital expenditures, as well as any acceleration of our repayments of accounts payable and/or accrued liabilities, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity or assets or operations (including but not limited to proceeds from our transactions with Partners, the Funding Letter and/or the monetization of our patents, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations. As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing or through other activities.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

The resolution of debt and other obligations becoming due within a few months after the filing of this 10-Q represent an imminent issue that will require significant cash resources in the near-term. These include (i) the Sigma Note and the Rockridge Note, secured obligations which will require principal payments on December 31, 2016 aggregating $1.0 million and (ii) other notes payable, mostly unsecured, which will require principal payments of $187,000 on December 31, 2016 and $625,000 on January 15, 2017. In the event we exercised our rights under the extended Funding Letter, we would need to repay the proceeds borrowed thereunder on the earlier of a date twelve months from funding or July 15, 2017.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill was approximately $3.2 million at December 31, 2015, representing approximately 50% of our total assets. Other intangible assets resulting from prior acquisitions have been fully amortized and/or written down as of September 30, 2015. In addition, property and equipment as of December 31, 2015 includes approximately $384,000 (net of depreciation) representing approximately 6% of our total assets and primarily related to the capitalized development costs of the DMSP platform. The book value of our equity (both excluding and including noncontrolling owners’ interest in VIE) was negative as of December 31, 2015.

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

As part of the two-step process discussed above for the September 30, 2015 evaluation, our management performed discounted cash flow (“DCF”) projections and market value (“MV”) analyses, to determine whether the goodwill of our reporting units was potentially impaired and the amount of such impairment. The results of these projections and analyses were weighted, and the weighted result reduced by the amount of associated allocable non-current debt, to come up with a single estimated fair value (“FV”) for each reporting unit. A third-party valuation services firm was engaged by us to assist with these projections and analyses, value calculations and weightings.

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

As part of the DCF projections prepared for use in the September 30, 2015 evaluation, we analyzed our corporate payroll and other general and administrative expenses to determine their relevance to the reporting units, and to the extent relevant, we allocated such costs when preparing those projections. For the year ended September 30, 2015, we determined that approximately 82% of our corporate payroll plus other general and administrative expenses (excluding non-cash expenses) were allocable to our reporting units, including those without goodwill or other intangible assets. The non-allocable corporate costs related to various public company related requirements, including D&O insurance and certain legal, accounting and other professional and consulting fees and expenses, as well as the costs of evaluating new business opportunities and products outside the existing divisions.

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

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on our review of these and other factors, we have determined that no such triggering events have occurred as of December 31, 2015.

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

ITEM 4T.

 CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of Decemebr 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Furthermore, inadequate staffing of our financial accounting function has resulted in, among other things, at times our inability to issue financial statements on a timely basis and/or perform timely account reconciliations. As a result, including the need to perform additional analyses with respect to goodwill impairment, we did not timely file this Quarterly Report on Form 10-Q.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective at the reasonable assurance level.

We identified a material weakness in our internal control over financial reporting surrounding the performance of our analysis to support and review goodwill impairment within a timely manner. Specifically, deficiencies were identified in our control environment which could have led to the improper valuation of certain intangible assets. Furthermore, inadequate staffing of our financial accounting function has resulted in, among other things, at times our inability to issue financial statements on a timely basis and/or perform timely account reconciliations. As a result, including the need to perform additional analyses with respect to goodwill impairment, we did not timely file this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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