Form 10-Q
period 2016-03-31
Onstream Media CORP
filed 2016-10-28
CIK 919130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION	PAGE

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2016 and Consolidated Balance Sheet at September 30, 2015	4

Unaudited Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2016 and 2015	5

Unaudited Consolidated Statement of Equity for the Six Months Ended March 31, 2016	6

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2016 and 2015	7 – 8

Notes to Unaudited Consolidated Financial Statements	9 – 76

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	77 – 106

Item 4T - Controls and Procedures	107

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	108

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	108

Item 3 – Defaults upon Senior Securities	108

Item 4 – Mine Safety Disclosures	108

Item 5 – Other Information	108

Item 6 - Exhibits	108

Signatures	109

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our ability to implement our strategic initiatives (including our ability to successfully complete, produce, market and/or sell our products and services and/or our ability to obtain financing or other investment), economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, the potential for cybersecurity breaches and other risks of reliance on the Internet and telephone networks as integral parts of our business operations and other factors affecting our operations and the fluctuation of our common stock price, and other factors discussed elsewhere in this report and in other documents filed by us with the Securities and Exchange Commission from time to time. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2016, unless otherwise stated. You should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto, as well as our 10-K for the year ended September 30, 2015. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms "we", "our", and "us” refers to Onstream Media Corporation, a Florida corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015

	(unaudited)
ASSETS
ASSETS:
Cash and cash equivalents (including $126,138 and $53,503, respectively, for cash of Variable Interest Entity)	$285,396	$316,887
Accounts receivable (including $466,560 and $152,481, respectively, for accounts receivable of Variable Interest Entity), net of allowance
for doubtful accounts of $289,974 and $245,375, respectively	1,953,933	2,051,477
Prepaid expenses	109,732	97,275
Inventories and other current assets	58,364	47,708
Total current assets	2,407,425	2,513,347
PROPERTY AND EQUIPMENT, net	585,729	704,825
GOODWILL, net	3,207,314	3,207,314
OTHER NON-CURRENT ASSETS	220,407	212,794
Total assets	$6,420,875	$6,638,280

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES:
Accounts payable	$2,105,004	$2,185,462
Accrued liabilities (including $82,688 and $34,673, respectively,
for accrued liabilities of Variable Interest Entity)	1,838,452	1,404,959
Amounts due to directors and officers	1,092,070	936,132
Deferred revenue	86,172	127,220
Notes and leases payable – current portion, net of discount	2,360,661	2,032,183
Convertible debentures – current portion, net of discount	1,114,393	1,167,899
Total current liabilities	8,596,752	7,853,855
Notes and leases payable, net of current portion and discount	20,607	676,075
Convertible debentures, net of discount	-	1,156,925
Total liabilities	8,617,359	9,686,855

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, par value $.0001 per share; authorized 75,000,000
shares, 23,287,080 and 22,869,580 issued and outstanding, respectively	2,327	2,285
Common stock committed for issue – 2,891,667 and 2,771,667 shares,
respectively	268	268
Additional paid-in capital	145,290,314	145,188,932
Obligation to repurchase common shares	(221,804)	(221,804)
Accumulated deficit	(150,395,089)	(149,018,256)
Total Onstream Media stockholders’ (deficit) equity	(5,323,984)	(4,048,575)
Noncontrolling owners’ interest in Variable Interest Entity	3,127,500	1,000,000
Total deficit	(2,196,484)	(3,048,575)
Total liabilities and deficit	$6,420,875	$6,638,280

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,

	2016	2015	2016	2015
REVENUE:
Audio and web conferencing	$4,107,893	$4,638,494	$2,108,053	$2,323,710
Webcasting	2,326,962	2,365,351	1,061,178	1,128,149
Network usage	828,973	849,492	407,561	419,928
DMSP and hosting	335,756	427,963	172,623	214,075
Other	8,352	40,554	5,729	25,411
Total revenue	7,607,936	8,321,854	3,755,144	4,111,273

COSTS OF REVENUE:
Audio and web conferencing	1,084,898	1,185,680	545,285	606,417
Webcasting	603,239	582,762	300,032	295,118
Network usage	392,544	408,964	195,663	208,629
DMSP and hosting	80,088	85,396	44,065	40,218
Other	-	-	-	-
Total costs of revenue	2,160,769	2,262,802	1,085,045	1,150,382

GROSS MARGIN	5,447,167	6,059,052	2,670,099	2,960,891

OPERATING EXPENSES:
General and administrative:
Compensation (excluding equity)	3,817,287	3,691,633	1,878,874	1,883,858
Compensation paid with common
shares and other equity	139,593	202,776	64,297	121,138
Professional fees	364,856	486,723	192,174	183,871
Other	1,173,861	1,281,323	566,471	650,790
Depreciation and amortization	171,592	381,406	82,634	178,438
Total operating expenses	5,667,189	6,043,861	2,784,450	3,018,095

(Loss) income from operations	(220,022)	15,191	(114,351)	(57,204)

INTEREST AND OTHER EXPENSE, NET:
Interest expense	(650,792)	(920,594)	(217,941)	(439,649)
Other expense, net	(141,043)	(97,969)	(17,598)	(91,935)
Total interest and other expense, net	(791,835)	(1,018,563)	(235,539)	(531,584)

Net loss	(1,011,857)	(1,003,372)	(349,890)	(588,788)
Net income attributable to noncontrolling
owners’ interest in Variable Interest Entity	(364,976)	(33,333)	(242,062)	(33,333)

Onstream Media shareholders’ net loss	$(1,376,833)	$(1,036,705)	$(591,952)	$(622,121)

Onstream Media shareholders’ net loss
per share – basic and diluted	$(0.05)	$(0.04)	$(0.02)	$(0.02)
Weighted average shares of common stock
outstanding – basic and diluted	26,032,093	24,974,214	26,178, 747	25,375,691

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED MARCH 31, 2016

(unaudited)

						Obligation to Repurchase Common Shares		Noncontrolling owners’ interest in Variable Interest Entity
			Common Stock Committed for Issue		Additional Paid-In Capital
	Common Stock						Accumulated
	Shares	Par	Shares	Par			Deficit		Total

Balance, September 30, 2015	22,869,580	$2,285	2,771,667	$268	$145,188,932	$(221,804)	$(149,018,256)	$1,000,000	$(3,048,575)
Issuance of common shares for
consultant services	200,000	20	-	-	37,979	-	-	-	37,999
Issuance of common shares
for financing fees	217,500	22	120,000		63,403	-	-	-	63,425
Proceeds from sale of
ownership interests in
Variable Interest Entity	-	-	-	-	-	-	-	2,127,500	2,127,500
Distributions to owners of
Variable Interest Entity	-	-	-	-	-	-	-	(364,976)	(364,976)
Net (loss) income	-	-	-	-	-	-	-	364,976	(1,011,857)
Balance, March 31, 2016	23,287,080	$2,327	2,891,667	$268	$145,290,314	$(221,804)	$(150,395,089)	$3,127,500	$(2,196,484)

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,011,857)	$(1,003,372)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	171,592	381,406
Professional fee expenses paid with equity, including amortization
of deferred expenses for prior period issuances	19,000	41,342
Compensation expenses paid with common shares and other equity	139,593	202,776
Amortization of discount on convertible debentures	248,204	274,755
Amortization of discount on notes payable	46,862	145,229
Bad debt and other expenses	186,556	112,642
Net cash (used in) provided by operating activities, before changes
in current assets and liabilities other than cash	(200,050)	154,778
Changes in current assets and liabilities other than cash:
Decrease (increase) in accounts receivable	52,870	(168,009)
Decrease (increase) in prepaid expenses	11,531	(19,455)
(Increase) decrease in inventories and other current assets	(10,657)	5,322
Increase in accounts payable, accrued liabilities
and amounts due to directors and officers	193,132	405,873
(Decrease) increase in deferred revenue	(41,050)	29,661
Net cash provided by operating activities	5,776	408,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(52,496)	(201,504)
Net cash (used in) investing activities	(52,496)	(201,504)

(Continued)

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Continued)

	Six Months Ended March 31,

	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ownership interests in
Variable Interest Entity, net of expenses	$2,161,867	$931,110
Proceeds from notes payable, net of expenses	157,000	42,570
Proceeds from convertible debentures, net of expenses	17,000	23,783
Distributions to owners of Variable Interest Entity	(364,976)	(33,333)
Repayment of notes and leases payable	(517,662)	(450,236)
Repayment of convertible debentures	(1,438,000)	(421,746)
Net cash provided by financing activities	15,229	92,148

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,491)	298,814
CASH AND CASH EQUIVALENTS, beginning of period	316,887	389,015
CASH AND CASH EQUIVALENTS, end of period	$285,396	$687,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$355,726	$500,610

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common shares for consultant services	$37,999	$75,600
Issuance of common shares for employee services	$-	$48,750
Issuance of common shares for financing fees	$63,425	$30,500
Issuance of Sigma Note upon cancellation of Sigma Notes 1 and 2	$-	$1,358,000

The accompanying notes are an integral part of these consolidated financial statements.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

Our consolidated financial statements have been presented on the basis that we are an ongoing concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since our inception, and have an accumulated deficit of approximately $150.4 million as of March 31, 2016. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity.

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. For the six months ended March 31, 2016, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $6,000. Although we had cash of approximately $285,000 at March 31, 2016, we had a working capital deficit of approximately $6.2 million at that date. This $6.2 million deficit includes approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, as discussed in more detail below. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments due past March 31, 2017.

For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - as well as restructuring the payment terms of the Sigma Notes 1 and 2, the Sigma Note and certain other notes – see note 4. For the six months ended March 31, 2016, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners – see note 6 - as well as restructuring the payment terms of the Sigma Note and certain other notes – see note 4.

During the period from April 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended March 31, 2017 by approximately $580,000, as compared to the twelve months ended March 31, 2016. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended March 31, 2017, as compared to the twelve months ended March 31, 2016.

Based on historical results as well as results since March 31, 2016 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended March 31, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners, the Funding Letter and/or the monetization of our patents, all sources of capital as discussed below. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed in note 4, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

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

The carrying values and the estimated fair values of the Instruments are as follows as of March 31, 2016 and September 30, 2015:

	March 31, 2016		September 30, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Sigma Note	$524,000	$478,000	$1,540,377	$1,345,000
Rockridge Note	400,000	346,000	400,000	352,000
Fuse Note	121,873	87,000	211,225	185,000
Working Capital Notes	188,538	171,000	434,502	389,000
J&C Note	157,000	135,000	-	-
Subordinated Notes	30,000	22,000	192,500	162,000
Intella2 Investor Notes	301,599	282,000	406,667	371,000
USAC Note	135,466	125,000	187,650	160,000
Total Instruments	$1,858,476	$1,646,000	$3,372,921	$2,964,000

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Based on our review of the above data, we have determined that the material portion of our revenues for on-demand webcasting services are recognized during the period in which those services are provided, which complies with the provisions of the Revenue Recognition topic of the ASC. Furthermore, we have determined that the maximum potentially deferrable revenue from on-demand webcasting services charged for but not provided as of March 31, 2016 and September 30, 2015 was immaterial in relation to our recorded liabilities at those dates.

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

MARCH 31, 2016

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

We have approximately $86.8 million in Federal net operating loss carryforwards (NOLs) as of March 31, 2016, which expire in fiscal years 2018 through 2035, but also may be limited as to our future use as the result of previous or future ownership changes and other limitations. We had a deferred tax asset of approximately $32.6 million and $32.9 million as of March 31, 2016 and September 30, 2015, respectively, primarily resulting from these NOLs. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. A full valuation allowance has been recorded related to the deferred tax asset due to the uncertainty of realizing the benefits of certain NOLs before they expire. Our management will continue to assess the likelihood that the deferred tax asset will be realizable and the valuation allowance will be adjusted accordingly. As a result of the NOLs discussed above, no income tax benefit was recorded in our consolidated statement of operations as a result of the net tax losses, calculated on a book basis, for the six and three months ended March 31, 2016 and 2015.

The primary differences between the net loss or income for book versus for tax purposes are the following items expensed for book versus for tax purposes – amortization of certain loan discounts, amortization and/or impairment adjustments of goodwill and certain acquired intangible assets, expenses for stock options issued for consultant and employee services but not exercised by the recipients, expenses related to shares issued or committed to be issued for consultant and employee services, until such shares are issued and eligible for resale by the recipient, and interest accretion expense related to liabilities such as share repurchases and asset purchases. In addition, proceeds from sales of ownership interests in Partners, as well as distributions in connection with those interests, while reflected on our books as equity transactions are treated as current income and expense items for income tax purposes - see note 6 for details.

The Income Taxes topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. However, as of March 31, 2016 and September 30, 2015 we have not taken, nor recognized the financial statement impact of, any material tax positions, as defined above. Although our policy is to recognize, as non-operating expense, interest or penalties related to income taxes when such payments become probable, we had not recognized any such material items in our statement of operations for the six and three months ended March 31, 2016 and 2015. The tax years ended September 30, 2012 and thereafter remain subject to examination by Federal and various state tax jurisdictions.

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

MARCH 31, 2016

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the six and three months ended March 31, 2016 and 2015, basic net loss per share is based on the net loss divided by the basic weighted average number of shares of common stock outstanding, including the impact of common shares committed to be, but not yet, issued for compensation to certain Executives and for a loan origination fee - 2,891,667 and 2,866,667 as of March 31, 2016 and 2015, respectively – see notes 4 and 5.

Since our statement of operations for the six and three months ended March 31, 2016 and 2015 reflect net losses, the effect of common stock equivalents for those periods would be anti-dilutive and thus all such equivalents were excluded from the calculation of basic weighted average shares outstanding for those periods. The total outstanding options and warrants excluded from the calculation of weighted average shares outstanding represented underlying common shares of 100,000 and 375,000 as of March 31, 2016 and 2015, respectively.

The convertible securities outstanding at March 31, 2016 but excluded from the calculation of weighted average shares outstanding for the six and three months then ended are as follows: (i) the $600,000 outstanding balance of the Sigma Note, which could potentially convert into up to 2.0 million shares of our common stock, subject to certain conditions – see note 4, (ii) the $400,000 outstanding balance of the Rockridge Note, which could potentially convert into up to 166,667 shares of our common stock, (iii) the $100,000 portion of the outstanding balance of the Fuse Note, which could potentially convert into up to 200,000 shares of our common stock and (iv)  the $100,000 portion of the outstanding balance of the Intella2 Fuse Note, which could potentially convert into up to 200,000 shares of our common stock.

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

Compensation and related expenses

Compensation costs for employees considered to be direct labor are included as part of webcasting costs of revenue. Certain compensation costs for employees involved in development of software for internal use, as discussed under Software above, are capitalized. Accrued liabilities and amounts due to directors and officers includes, in aggregate, approximately $1.4 million and $1.3 million as of March 31, 2016 and September 30, 2015, respectively, related to salaries, commissions, taxes, vacation and other benefits earned but not paid as of those dates. Certain of the amounts due to directors and officers may be satisfied with equity – see note 5.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1: NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Compensation to Employees, Directors and Consultants

We have a stock based compensation plan (the “Plan”) for our employees, directors and consultants. In accordance with the Compensation – Stock Compensation topic of the ASC, we measure compensation cost for all share-based payments at fair value, using the modified-prospective-transition method. Under this method, compensation cost recognized for the years ended September 30, 2015 and 2014 include compensation cost for all share-based payments granted subsequent to September 30, 2006, as follows: for stock options, calculated using the Black-Scholes model, based on the estimated grant-date fair value and for common shares, calculated based on fair value on the date such shares were authorized and/or determined to be earned. Such compensation cost is allocated over the applicable vesting and/or service period. There were no Plan options granted during the six and three months ended March 31, 2016 and 2015.

We have granted Non-Plan options to consultants and other third parties. These options have been accounted for under the Equity topic (Equity-Based Payments to Non-Employees subtopic) of the ASC, under which the fair value of the options at the time of their issuance, calculated using the Black-Scholes model, is reflected as a prepaid expense in our consolidated balance sheet at that time and expensed as professional fees during the time the services contemplated by the options are provided to us. There were no Non-Plan options granted during the six and three months ended March 31, 2016 and 2015.

See note 8 for additional information related to share issuances under the Plan and additional information related to all stock option issuances.

Advertising and marketing

Advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements under Professional Fees or under Other General and Administrative Operating Expenses, were approximately $363,000 and $444,000 for the six months ended March 31, 2016 and 2015, respectively, and approximately $166,000 and $227,000 for the three months ended March 31, 2016 and 2015, respectively. These amounts include third party marketing consultant fees and third party sales commissions, but do not include commissions or other compensation to our employee sales staff.

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

MARCH 31, 2016

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

Interim Financial Data

In the opinion of our management, the accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. These interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our annual financial statements as of September 30, 2015. These interim financial statements have not been audited. However, our management believes the accompanying unaudited interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2016, the results of our operations for the six and three months ended March 31, 2016 and 2015 and our cash flows for the six months ended March 31, 2016 and 2015. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending September 30, 2016.

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

MARCH 31, 2016

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

MARCH 31, 2016

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Information regarding the Company’s goodwill is as follows:

	March 31,	September 30,
	2016	2015

Infinite Conferencing	$2,520,887	$2,520,887
Intella2	161,767	161,767
Audio/web conferencing reporting unit	2,682,654	2,682,654

EDNet	521,444	521,444
Auction Video	3,216	3,216
Total goodwill	$3,207,314	$3,207,314

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

MARCH 31, 2016

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

Infinite Conferencing – April 27, 2007 (continued)

The approximately $18.2 million purchase price exceeded the fair values we assigned to Infinite’s tangible and intangible assets (net of liabilities at fair value) by approximately $12.0 million, which we recorded as goodwill as of the purchase date. As of December 31, 2008, this initially recorded goodwill was determined to be impaired and a $900,000 adjustment was made to reduce its carrying value to approximately $11.1 million.  A similar adjustment of $200,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. As of December 31, 2009, the Infinite goodwill was determined to be further impaired and a $2.5 million adjustment was made to reduce the carrying value of that goodwill to approximately $8.6 million. A similar adjustment of $600,000 was made as of that date to reduce the carrying value of certain intangible assets acquired as part of the Infinite Merger. The Infinite goodwill was determined to be further impaired as of September 30, 2013 and a $2.2 million adjustment was made to reduce the carrying value of that goodwill to approximately $6.4 million as of that date. As a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, the Infinite goodwill was determined to be further impaired and an approximately $3.9 million adjustment was made to reduce the carrying value of that goodwill to approximately $2.5 million as of September 30, 2015 and March 31, 2016 – see “Testing for Impairment” below.

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

The approximately $1.4 million purchase price exceeded the fair values we assigned to Intella2’s tangible and intangible assets (net of liabilities at fair value) by approximately $412,000, which we recorded as goodwill. As a result of our interim evaluation performed as of June 30, 2015, and further adjustments made based on our annual evaluation performed as of September 30, 2015, an approximately $250,000 adjustment was made to reduce the carrying value of that goodwill to approximately $162,000 as of September 30, 2015 and March 31, 2016 – see “Testing for Impairment” below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 2: GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS (Continued)

EDNet – July 25, 2001

Prior to 2001, we recorded goodwill of approximately $750,000 resulting from the acquisition of 51% of EDNet, which we were initially amortizing on a straight-line basis over 15 years. As of July 1, 2001, we adopted SFAS 142, Goodwill and Other Intangible Assets, which addressed the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This standard required that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis. When we acquired the remaining 49% of EDNet on July 25, 2001 the transaction generated approximately $2.3 million in goodwill which when combined with the unamortized portion of the initial goodwill resulted in total EDNet goodwill of approximately $2.8 million. Based on our goodwill impairment tests as of September 30, 2002 we determined that the EDNet goodwill was impaired by approximately $728,000 and therefore the goodwill was written down to approximately $2.1 million. Based on our goodwill impairment tests as of September 30, 2004 we determined that the EDNet goodwill was impaired by approximately $470,000 and therefore the goodwill was written down to approximately $1.6 million. Based on our goodwill impairment tests as of September 30, 2005 we determined that the EDNet goodwill was impaired by approximately $330,000 and therefore the goodwill was written down to approximately $1.3 million. As a result of our interim evaluation performed as of June 30, 2015, as well as our annual evaluation performed as of September 30, 2015, the EDNet goodwill was determined to be further impaired and an approximately $750,000 adjustment was made to reduce the carrying value of that goodwill to approximately $521,000 as of that date and as of March 31, 2016 – see “Testing for Impairment” below.

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

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

As part of this second step, our management, with the assistance of the third-party valuation services firm, determined the fair value of all tangible and intangible assets and liabilities of each of our reporting units, including any material unrecorded assets or liabilities. This allocation process was performed only for purposes of testing goodwill for impairment, and did not result in the write up or write down of recognized assets or liabilities, or the recognition of previously unrecognized assets or liabilities. The carrying value of each reporting unit’s goodwill was then compared to the implied fair value of that reporting unit’s goodwill, such implied value being any excess of the FV of a reporting unit over the amounts assigned to its assets and liabilities, and the excess of the carrying value over the implied fair value was written off, as follows: approximately $4.1 million related to the audio and web conferencing reporting unit’s goodwill (of which we allocated approximately $3.9 million to Infinite and approximately $250,000 to Intella2), approximately $750,000 related to the EDNet reporting unit’s goodwill and approximately $271,000 related to the Acquired Onstream reporting unit’s goodwill. In addition, as a result of the above valuation, we recorded an approximately $446,000 write-off of the remaining Intella2 intangible assets, primarily the customer list. These write-offs were classified in our financial statements as impairment losses on goodwill and other intangible assets aggregating approximately $5.6 million for the year ended September 30, 2015 (zero for the six and three months ended March 31, 2015).

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

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on our review of these and other factors, we have determined that no such triggering events have occurred as of March 31, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consists of:

	March 31, 2016			September 30, 2015
		Accumulated Depreciation and Amortization			Accumulated Depreciation and Amortization
			Net Book Value			Net Book Value	Useful Lives (Yrs)
	Historical Cost			Historical Cost

Equipment and software	$11,171,948	$(10,964,039)	$207,909	$11,128,003	$(10,882,859)	$245,144	1-5
DMSP	6,222,869	(5,923,678)	299,191	6,220,419	(5,859,304)	361,115	5
Other capitalized internal use software	656,721	(610,828)	45,893	654,272	(592,128)	62,144	3-5
Travel video library	1,368,112	(1,368,112)	-	1,368,112	(1,368,112)	-	N/A
Furniture, fixtures and leasehold improvements	629,102	(596,366)	32,736	625,433	(589,011)	36,422	2-7
Totals	$20,048,752	$(19,463,023)	$585,729	$19,996,239	$(19,291,414)	$704,825

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

As of March 31, 2016 we capitalized as part of the DMSP approximately $1.3 million of employee compensation, payments to contract programmers and related costs for development of “Streaming Publisher”, a second version of the DMSP with additional functionality although it also is a stand-alone product based on a different architecture than Store and Stream. As of March 31, 2016, substantially all of these costs had been placed in service, including approximately $410,000 for the initial release in September/October 2009, approximately $231,000 for an April/May 2010 release, approximately $109,000 for storefront applications placed in service between August 2013 and January 2014, approximately $52,000 for a January 2014 release and approximately $125,000 for a May 2014 release. All capitalized development costs in service are being depreciated over five years.

Depreciation and amortization expense for property and equipment was approximately $172,000 and $328,000 for the six months ended March 31, 2016 and 2015, respectively, and was approximately $83,000 and $152,000 for the three months ended March 31, 2016 and 2015, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4: DEBT

Debt includes convertible debentures and notes payable (including capitalized lease obligations).

Convertible Debentures

Convertible debentures consist of the following:

	March 31, 2016	September 30, 2015

Sigma Note	$600,000	$1,583,000
Rockridge Note	400,000	400,000
Fuse Note (excluding portion in notes payable)	100,000	200,000
Intella2 Investor Notes (excluding portion in notes payable)	100,000	200,000
Total convertible debentures	1,200,000	2,383,000
Less: discount on convertible debentures	(85,607)	(58,176)
Convertible debentures, net of discount	1,114,393	2,324,824
Less: current portion, net of discount	(1,114,393)	(1,167,899)
Convertible debentures, net of current portion and discount	$-	$1,156,925

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

On December 17, 2015, we made a $1.0 million payment to Sigma against the outstanding principal balance of the Sigma Note, reducing the remaining outstanding principal balance on the Note to $583,000. On December 22, 2015, we entered into certain agreements with Sigma and Sigma Capital, which included an amendment to the Sigma Note. As a result of these agreements, the outstanding balance of the Sigma Note was increased to $600,000, to reflect a one-time administrative fee of $17,000, and we also reimbursed $3,500 of Sigma’s legal expenses related to the transactions. The maturity date of the remaining balance due under the Sigma Note was extended from April 15, 2016 to December 31, 2016 and as a result $583,000 of the Sigma Note is classified as non-current on our September 30, 2015 balance sheet, with the remaining amount classified as current. The $600,000 outstanding balance as of March 31, 2016 is classified as current on our balance sheet as of that date.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

Including the amortization of the fees and expenses we agreed to pay in connection with the September 21, 2015 agreement with Sigma, including the anticipated liquidated damages for late SEC filings, the resulting effective interest rate of the Sigma Note was approximately 60% per annum for the period from October 1, 2015 through December 31, 2015. After giving effect to the December 22, 2015 agreement with Sigma, including the adjustment of the fees and expenses we had previously agreed to pay in connection with the September 21, 2015 agreement with Sigma, such fees and expenses aggregating $350,000 for the period from October 15, 2015 through December 31, 2016, after adjustment, and after allowing for the amounts previously amortized through December 31, 2015, the resulting effective interest rate of the Sigma Note was approximately 53% per annum for the period from January 1, 2016 through March 31, 2016 and absent any further changes in the terms of our agreement with Sigma, will remain at that rate through the December 31, 2016 maturity. This effective interest rate does not include the impact if an early repayment was required, as discussed above.

The unamortized portion of the debt discount recorded against the Sigma Note was $76,000 and $42,623 as of March 31, 2016 and September 30, 2015, respectively.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

The remaining balance of $400,000, per our latest agreement with Rockridge dated December 16, 2015, has a Maturity Date of December 31, 2016 and so is classified as non-current on our September 30, 2015 balance sheet and current on our March 31, 2016 balance sheet.

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

As of October 1, 2012, we determined that our share price had remained below $1.20 per share for a sufficient period that accrual of a liability for the Shortfall Payment was appropriate.  Therefore, we recorded the $32,000 present value of this obligation as a liability (and corresponding increase in debt discount) as of October 1, 2012, which increased to $61,000 as of September 30, 2013, as a result of the accretion of $29,000 as interest expense for the year then ended and increased further to the maximum obligation of $75,000 as of September 30, 2014, as a result of the accretion of $14,000 as interest expense for the year then ended. The carrying amount of this liability, classified as part of the caption “Accrued liabilities” on our balance sheet, was also $75,000 as of September 30, 2015 and March 31, 2016. Although as a result of the latest extension of the Maturity Date, the Shortfall Payment is not due until December 31, 2016, the difference between the present value of that obligation and the carrying amount is considered to be immaterial to our financial statements taken as a whole and so no adjustment to that carrying amount was made. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The above amounts were reflected as debt discount and amortized to interest expense until February 2014, when the remaining unamortized discount was written off as part of a debt extinguishment loss. Since the fair value of subsequent increases in the number of Shares was determined to be immaterial, those values were recognized directly to interest expense. The fair market value of the 50,000 origination fee Shares arising from the August 2015 Allonge was inadvertently not recorded as of September 30, 2015 but was recorded during the six months ended March 31, 2016.

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

MARCH 31, 2016

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Fuse Note (continued)

Effective October 15, 2015 the Fuse Note was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is classified as current on the March 31, 2016 balance sheet.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which increased to $22,000 as of September 30, 2013, as a result of the accretion of $2,000 as interest expense for the year then ended, increased again to $28,000 as of September 30, 2014 as a result of the accretion of $6,000 as interest expense for the year then ended and increased again to $32,000 as of September 30, 2015 (and as of March 31, 2016) as a result of the accretion of $4,000 as interest expense for the year then ended.

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

The aggregate unamortized portion of the debt discount recorded against the Fuse Note was none and $8,775 as of March 31, 2016 and September 30, 2015, respectively. As of September 30, 2015, $798 of this unamortized discount relates to the $20,000 portion of the Fuse Note included in the “Notes and Leases Payable” section below.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes

In June and July 2008 we received an aggregate of $1.0 million from seven accredited individuals and other entities (the “Investors”), under a software and equipment financing arrangement (the “Equipment Notes”). The principal balance outstanding under the Equipment Notes was eventually reduced to $350,000 and effective October 2011, the Equipment Notes were assigned by the applicable Investors to three accredited entities (the “Noteholders”). These Equipment Notes were repaid with cash payments to the Noteholders in March 2013 aggregating $175,000, as well as the issuance of an aggregate of 583,334 restricted common shares (“Equipment Note Shares”) to the Noteholders during the period from December 2012 to March 2013, credited upon issuance as a reduction of the outstanding Equipment Notes balance using a price of $0.30 per share. However, the terms of the Equipment Notes provided that on the maturity dates of the Equipment Notes, the Recognized Value of the Equipment Note Shares would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 Equipment Note Shares plus (ii) the value of those Equipment Note Shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Note Shares held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which excess we recorded as interest expense in fiscal 2014 and is included under the caption “Accrued liabilities” on our March 31, 2016 and September 30, 2015 balance sheets.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4: DEBT (Continued)

Convertible Debentures (continued)

Equipment Notes (continued)

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 Equipment Note Shares at $0.30 per share. However, this repurchase obligation is subject to the Equipment Note Shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the $125,000 accrued liability on our financial statements as of September 30, 2015 and March 31, 2016.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 4: DEBT (Continued)

Notes and Leases Payable

Notes and leases payable consist of the following:

	March 31, 2016	September 30, 2015

Line of Credit Arrangement	$1,650,829	$1,650,829
Working Capital Notes	190,000	465,000
J&C Note	157,000	-
Subordinated Notes	30,000	192,500
Intella2 Investor Notes (excluding portion in convertible debentures)	215,000	215,000
Fuse Note (excluding portion in convertible debentures)	20,000	20,000
USAC Note	135,466	187,650
Equipment lease	1,356	9,333
Total notes and leases payable	2,399,651	2,740,312
Less: discount on notes payable	(18,383)	(32,054)
Notes and leases payable, net of discount	2,381,268	2,708,258
Less: current portion, net of discount	(2,360,661)	(2,032,183)
Notes and leases payable, net of current portion and discount	$20,607	$676,075

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

The Line has been renewed and modified from time to time, and under which we may presently borrow up to an aggregate of $2.0 million for working capital, collateralized by our accounts receivable and certain other related assets and the amount of such borrowing being further subject to the amount, aging and concentration of such receivables. Although the Line expired on December 27, 2013, we continued after that date to negotiate renewal terms with the Lender and to maintain an outstanding borrowing balance under the Line and on February 10, 2016 (the “Effective Date”), we entered into a Loan Modification Agreement (“Modification”) which extended the term of the Line through December 31, 2017 (the “Maturity Date”). Notwithstanding this renewal for a period ending more than one year after our March 31, 2016 and September 30, 2015 balance sheets, since the outstanding balance at those dates could, in the absence of continuing revenues generating eligible receivables with a sufficient dollar value, be fully repayable within one year, it is classified as a current liability on those balance sheets.

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

MARCH 31, 2016

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

Under the terms of the Line, we also incur a monitoring fee and a commitment fee, which fees were unchanged by the Modification. The monitoring fee is one twentieth of a percent (0.05%) of the borrowing limit per week, payable monthly in arrears, and the commitment fee is one percent (1%) per year of the maximum allowable borrowing amount, payable annually in advance. The commitment fee was recorded as debt discount and is being amortized as interest expense on a monthly pro-rata basis. The unamortized portion of this discount was $15,000 as of March 31, 2016.

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

NOTE 4: DEBT (Continued)

Notes and Leases Payable (continued)

Working Capital Notes and J&C Note (continued)

Effective February 28, 2015, one of the Working Capital Notes with an original outstanding principal balance of $250,000 was amended, extending the maturity date to March 1, 2016. This amendment provided that interest would be paid quarterly, commencing June 30, 2015 and also increased the outstanding principal balance to $275,000, for the effect of a $25,000 due diligence fee earned by the noteholder in connection with the amendment. This amendment also provided that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. Although this Working Capital Note was further amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date and bearing interest at 12% per annum also due at maturity (the “J&C Note”). Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current. The J&C Note was classified as current on our March 31, 2016 balance sheet.

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

Effective September 16, 2015 the other of these two Working Capital Notes, which had a remaining outstanding principal balance of $170,000, was amended to extend the maturity date to April 16, 2016. This amendment provided that interest accrued but unpaid as of the date of the amendment of approximately $36,000, plus interest from the date of the amendment, would be paid on the amended maturity date and also increased the outstanding principal balance to $190,000, for the effect of a $20,000 loan extension fee earned by the noteholder in connection with the amendment. Effective October 15, 2015 this Working Capital Note was further amended, extending the maturity date to July 15, 2016 and effective June 6, 2016 this Working Capital Note was further amended, extending the maturity date to January 15, 2017. Accordingly this Working Capital Note is classified as non-current on our September 30, 2015 and as current on our March 31, 2016 balance sheet.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

In connection with the above financing, we issued to the holders of Working Capital Notes an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holder at $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. As of March 31, 2014, we determined that our share price had remained below $0.30 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the approximately $74,000 present value of this obligation as a liability on our financial statements as of that date (under the caption “Accrued liabilities” on our balance sheet), which increased to approximately $88,000 as of September 30, 2014 as a result of the accretion of approximately $14,000 as interest expense for the year then ended and increased to approximately $108,000 as of September 30, 2015 (and as of March 31, 2016) as a result of the accretion of approximately $20,000 as interest expense for the year then ended.

312,500 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance prior to its repayment on December 30, 2015 of $275,000. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our March 31, 2016 and September 30, 2015 balance sheets. If the closing ONSM share price of $0.12 per share on July 15, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having an adjusted principal balance of $190,000 and a maturity date of January 15, 2017, which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our March 31, 2016 and September 30, 2015 balance sheets. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

MARCH 31, 2016

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

The aggregate unamortized portion of the debt discount recorded against the Working Capital Notes was $1,462 and $30,499 as of March 31, 2016 and September 30, 2015 respectively.

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

Subordinated Notes

Since April 30, 2012, we have received funding from various lenders, of which $30,000 and $192,500 was outstanding as of March 31, 2016 and September 30, 2015, respectively, in exchange for our issuance of unsecured subordinated promissory notes (“Subordinated Notes”), fully subordinated to the Line and the Rockridge Note or assignees or successors thereto. Details of the notes making up these totals are as follows:

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

MARCH 31, 2016

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

MARCH 31, 2016

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

Effective December 16, 2015, the one note with a remaining outstanding balance was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $52,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current. The remaining Subordinated Note was classified as current on our March 31, 2016 balance sheet.

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

MARCH 31, 2016

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

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was further amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is classified as current on our March 31, 2016 balance sheet.

Effective June 6, 2016, one of the two other Intella2 Investor Notes remaining unpaid, with an outstanding principal balance of $55,000 was further amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet and as current on our March 31, 2016 balance sheet.

Effective June 1, 2016, the fifth Intella2 Investor Note, with an outstanding principal balance of $140,000, was amended, extending the maturity date to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet and as current on our March 31, 2016 balance sheet. This note had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 1, 2016 amendment. We had continued to accrue interest expense after the maturity date through March 31, 2016 on the outstanding balance at the stated interest rate and as part of the June 1, 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligation. However, this repurchase obligation is subject to the Intella2 Common Stock being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the $66,000 accrued liability on our financial statements as of September 30, 2015 and March 31, 2016.

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

MARCH 31, 2016

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

The aggregate unamortized portion of the debt discount recorded against the Intella2 Investor Notes was $13,401 and $8,333 as of March 31, 2016 and September 30, 2015, respectively. The portion of this unamortized discount which related to the portion of this debt classified as a convertible debenture was $11,168 and $7,576 as of March 31, 2016 and September 30, 2015, respectively.

In connection with the October 15, 2015 agreement extending the maturity date of the Intella2 Fuse Note to July 15, 2016, we issued 75,000 restricted common shares to Fuse, such shares having a fair value of approximately $14,000.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Minimum Cash Payments

The minimum cash payments required for the convertible debentures, notes payable and capitalized lease obligations listed above, before deducting unamortized discount and excluding interest, are as follows:

Year Ending March 31:
2017	$3,579,044
2018	20,607
Total minimum debt payments	$3,599,651

The Line is included in the table above as a $1,650,829 payment during the year ending March 31, 2017, based on its balance sheet classification as a current liability, although we have renewed the Line through December 31, 2017, with an option to extend it through December 31, 2018, as discussed in more detail under “Line of Credit Arrangement” above.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of September 30, 2015 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers” – the liability is approximately $677,000 and $681,000 as of September 30, 2015 and March 31, 2016, respectively. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms. In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. These agreements contain certain non-disclosure and non-competition provisions and we have agreed to indemnify the Executives in certain circumstances.

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

MARCH 31, 2016

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

As of September 30, 2013, we determined that our share price had remained below $0.29 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, based on the $0.27 closing ONSM share price as of September 30, 2013, we recorded this $34,000 obligation as a liability on our financial statements as of that date (under the caption “Amounts due to directors and officers” on our balance sheet), which was reflected as non-cash compensation expense for the year then ended. Based on the closing ONSM price of $0.16 per share as of September 30, 2014, we increased the $34,000 liability initially recorded by us by recognizing approximately $187,000 of non-cash compensation expense for the year ended September 30, 2014, which resulted in an approximately $221,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.21 per share as of September 30, 2015, we recognized an approximately $85,000 reduction of non-cash compensation expense for the year ended September 30, 2015, which resulted in an approximately $136,000 liability on our financial statements as of that date. Based on the closing ONSM price of $0.13 per share as of March 31, 2016, we recognized approximately $136,000 of non-cash compensation expense for the six months ended March 31, 2016 (zero for the three months then ended), which resulted in an approximately $272,000 liability on our financial statements as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Lease commitments

As of March 31, 2016, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which called for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2016 to 2022 (after considering our rights of termination) and in most cases provide for renewal options.

The operating lease for our principal executive offices in Pompano Beach, Florida expired September 15, 2013. The monthly base rental is currently approximately $21,100 (including sales taxes and our share of property taxes, insurance and other operating expenses incurred under the lease but excluding operating expenses such as electricity paid by us directly). The lease provided for two percent (2%) annual increases, as well as one two-year renewal option, with a three percent (3%) rent increase in year one. Although we notified the landlord of our exercise of the renewal option, the landlord never confirmed that we have met the conditions for such renewal, and this renewal period expired September 15, 2015. Accordingly, payments for this lease, which we have considered to be on month-to-month status since September 15, 2015, do not appear in the table of future minimum lease payments as presented below. Also, although approximately eleven months of unpaid rent is included as a liability on our balance sheet as of March 31, 2016, these amounts also do not appear in the table of future minimum lease payments as presented below. As of October 28, 2016, our rent payments remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy at that location.

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
MARCH 31, 2016

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

Total rental expense (including executory costs) for all operating leases was approximately $403,000 and $404,000 for the six months ended March 31, 2016 and 2015, respectively and was approximately $200,000 and $204,000 for the three months ended March 31, 2016 and 2015, respectively. Rental expense is classified in our financial statements under Other General and Administrative Operating Expenses.

The future minimum lease payments required under the non-cancelable operating leases are as follows:

Year Ending March 31:
2017	$369,936
2018	279,307
2019	162,526
2020	133,000
2021	139,000
2022	120,000
Total minimum lease payments	$1,203,769

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

Purchase commitments

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.1 million, substantially all of that commitment related to the one year period ending March 31, 2017.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5:  COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments (continued)

In April 2015, we entered into a marketing consulting contract calling for total potential payments of $292,500 over the one year period ended April 2016, against which contract we paid $30,000 during fiscal 2015 and accrued $91,875 as a liability as of September 30, 2015, which remains on our balance sheet as of March 31, 2016. We have objected to making further payments against this contract on the grounds of non-performance by the consultant and therefore have not made additional payments or accrued any additional liability related to this contract since September 30, 2015. We believe that it is unlikely that any eventual liability to us under this contract will exceed the amounts already accrued by us.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6:  CAPITAL STOCK AND EQUITY

Common Stock

During the six months ended March 31, 2016 we issued 200,000 unregistered common shares for consultant services valued at approximately $38,000, which are being recognized as professional fees expense over various service periods of up to twelve months. None of these shares were issued to our directors or officers.

Professional fee expenses arising from these and prior issuances of shares and options for financial consulting and advisory services were approximately $19,000 and $41,000 for the six months ended March 31, 2016 and 2015, respectively. As a result of previously recorded shares for financial consulting and advisory services, there remained approximately $49,000 and $29,000 in deferred equity compensation expense at March 31, 2016 and September 30, 2015, respectively, to be amortized over the remaining periods of service. The deferred equity compensation expense is included in the balance sheet caption prepaid expenses.

During the six months ended March 31, 2016, we recorded the issuance of 217,500 common shares for interest and financing fees, which were valued at approximately $41,000 and are being recognized as interest expense over the various respective financing periods. See note 4 for details.

In accordance with the August 17 and December 16, 2015 extensions of the Rockridge Note, we agreed to increase the loan origination fee by an aggregate of 120,000 common shares. Since these shares were committed to be issued by us as of March 31, 2016 and Rockridge may require us to issue them solely by providing us with written notice of not less than sixty-one (61) days, the issuance was reflected in our financial statements as interest expense of approximately $22,000 for the six months ended March 31, 2016 – see note 4.

As of March 31, 2016, 2,875,000 shares have been issued to the Executives under an incentive program that covered certain periods through September 30, 2015 and 375,000 shares have been accrued for potential issuance to the Executives under that incentive program (in aggregate, the “Executive Incentive Shares”). The Executive Incentive Shares are subject to a complete restriction on the Executive’s ability to access or transact in any way such shares until the restriction is lifted. Upon a change of control, termination of the Executive’s employment or the imminently proposed and/or anticipated sale of the Company at a price of $1.00 per common share or more, all restrictions on the Executive Incentive Shares and any other common shares held by the Executives will be lifted. In the case of a sale, all restrictions will be lifted in time for those previously restricted shares to participate in all voting with respect to the proposed sale and will be eligible, at the Executive’s option, for inclusion as part of the shares sold in that transaction. Due to the restrictions on the Executive Incentive Shares, we have determined that the issuance thereof will not result in taxable compensation income to the Executives (or tax deductible compensation expense to the Company) until such restrictions have been lifted. In the event that termination of the Executive’s employment is the result of the Executive’s voluntary resignation, and such voluntary resignation is not due to the Company’s breach of the Executive’s employment agreement or is not due to constructive termination as outlined in the Executive’s employment agreement, such restrictions will be promptly lifted, provided that no bona-fide and legally defensible objection to such issuance has been raised by written notice provided by a majority of the other four Executives to the terminating Executive, within ninety (90) days after such termination date.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares (“Conversion Shares”) CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 Convertible Preferred Stock (“Series A-13”). We accrued an estimated shortfall liability of $43,750, which we amortized to interest expense over the one-year funding commitment term ended December 31, 2013. Based on the closing ONSM price of $0.30 per share on December 31, 2013, we determined that there would be no material difference between the present value of the obligation and that accrual. However, based on the September 30, 2014 closing ONSM price of $0.16 per share, we increased that accrual by recognizing approximately $54,000 of interest expense for the year ended September 30, 2014, which resulted in an approximately $98,000 liability under the caption “Accrued liabilities” on our balance sheet as of that date. We recognized another approximately $11,000 of interest expense for the year ended September 30, 2015, which resulted in an approximately $109,000 liability as of that date, which remains on our balance sheet as of March 31, 2016. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 6:  CAPITAL STOCK AND EQUITY (Continued)

Common Stock (continued)

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 28, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015 and March 31, 2016.

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
MARCH 31, 2016

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
MARCH 31, 2016

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

MARCH 31, 2016

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
MARCH 31, 2016

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
MARCH 31, 2016

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

MARCH 31, 2016

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
MARCH 31, 2016

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $142,000 and $99,000 for the six months ended March 31, 2016 and 2015, respectively and approximately $19,000 and $99,000 for the three months ended March 31, 2016 and 2015, respectively.

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

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7:  SEGMENT INFORMATION

Our operations are comprised within two groups, Audio and Web Conferencing Services and Digital Media Services, determined in accordance with ASC 280-10-50-1 (“Segment Reporting – Overall – Disclosure”). The business activities of our Audio and Web Conferencing Services Group are primarily selling telephone related services to business customers, such as conference calling, voicemail, text messaging and network collaboration and consists of our Infinite, OCC and EDNet divisions. The primary operating activities of the Infinite division are in the New York City area and the primary operating activities of the OCC and EDNet divisions are in California. The business activities of our Digital Media Services Group are primarily selling Internet related services to business customers, such as webcasting, date storage and data streaming and consists primarily of our Webcasting and DMSP divisions. The primary operating activities of the Webcasting division, as well as our corporate headquarters, are in Florida. The Webcasting division has a sales and support facility in New York City. The primary operating activities of the DMSP division are in Colorado. All material sales, and property and equipment, are in the United States. Below are the results of operations by segment for the six and three months ended March 31, 2016 and 2015 and total assets by segment as of March 31, 2016 and September 30, 2015.

	For the six months ended March 31,		For the three months ended March 31,

	2016	2015	2016	2015
Segment revenue:
Audio and Web Conferencing Services	$4,944,373	$5,498,608	$2,521,548	$2,746,554
Digital Media Services	2,663,563	2,823,246	1,233,596	1,364,719
Total consolidated revenue	$7,607,936	$8,321,854	$3,755,144	$4,111,273

Segment operating income:
Audio and Web Conferencing Services	$1,435,846	$1,688,516	$819,993	$823,411
Digital Media Services	688,102	755,228	212,078	328,760
Total segment operating income	2,123,948	2,443,744	1,032,071	1,152,171
Depreciation and amortization	(171,592)	(381,406)	(82,634)	(178,438)
Corporate/unallocated shared expenses	(2,172,378)	(2,047,147)	(1,063,788)	(1,030,937)
Interest and other expense, net	(791,835)	(1,018,563)	(235,539)	(531,584)
Net loss	$(1,011,857)	$(1,003,372)	$(349,890)	$(588,788)

	March 31, 2016	September 30, 2015

Assets:
Audio and Web Conferencing Services Group	$4,793,789	$4,934,937
Digital Media Services Group	1,176,548	1,194,663
Corporate and unallocated	450,538	508,680
Total assets	$6,420,875	$6,638,280

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 7:  SEGMENT INFORMATION (Continued)

Depreciation and amortization, as well as corporate and unallocated shared expenses and interest and other expense, net, are not utilized by our primary decision makers for making decisions with regard to resource allocation or performance evaluation of the segments.

NOTE 8:  STOCK OPTIONS AND WARRANTS

As of March 31, 2016, we had issued options and warrants still outstanding to purchase up to 100,000 ONSM common shares, including 50,000 shares under Plan Options to financial consultants and 50,000 shares under warrants issued in connection with a financing transaction.

On September 18, 2007, our Board of Directors and a majority of our shareholders adopted the 2007 Equity Incentive Plan (the “Plan”), which authorized the issuance of up to 1,000,000 shares of ONSM common stock pursuant to stock options, stock purchase rights, stock appreciation rights and/or stock awards for employees, directors and consultants. On March 25, 2010, our Board of Directors and a majority of our shareholders approved a 1,000,000 increase in the number of shares authorized for issuance under the Plan, for total authorization of 2,000,000 shares and on June 13, 2011 they authorized a further increase in authorized Plan shares by 2,500,000 to 4,500,000. Based on the issuance of 3,627,763 common shares under the Plan (including 2,875,000 shares issued to the Executives under an incentive program that covered certain periods through September 30, 2015 plus 375,000 shares accrued for potential issuance to the Executives under that incentive program – see note 6) through March 31, 2016 and 50,000 outstanding financial consultant Plan Options as of March 31, 2016, there are 822,237 shares available for additional issuances under the Plan. As of March 31, 2016, no Plan Options previously issued to our employees or directors were outstanding, but there were outstanding and fully vested Plan Options issued to financial consultants as follows:

	Number of common shares	Exercise price per share	Expiration Date
Issuance date

November 2011	30,000	$0.92	Nov 2016
July 2012	20,000	$6.00	July 2016
Total common shares underlying financial consultant options as of March 31, 2016	50,000

On February 15, 2012, in exchange for $140,000 cash proceeds, we issued Lincoln Park Capital Fund, LLC (“LPC”) 200,000 unregistered common shares and a five-year warrant to purchase 100,000 unregistered common shares at an exercise price of $1.00 per share (“the LPC Warrant”). Effective October 25, 2012, the LPC Warrant was cancelled and replaced with the New LPC Warrant, which was issued with 50,000 underlying common shares exercisable at $0.38 per share, with such amounts only adjustable in accordance with standard anti-dilution provisions. The New LPC Warrant was fully vested as of March 31, 2016 and expires on February 15, 2017. The New LPC Warrant contains certain cashless exercise rights. The number of shares of ONSM common stock that can be issued upon the exercise of the New LPC Warrant is limited so that following any exercise the total number of shares of ONSM common stock beneficially owned by the holder does not exceed 4.99% of our issued and outstanding common stock, although this percentage may be changed at the holder’s option upon not less than 61 days advance notice and provided the limitation does not exceed 9.99%. The exercise price of the New LPC Warrant is subject to adjustment for events including stock splits, stock dividends, pro rata distributions of equity securities, evidences of indebtedness, rights or warrants to purchase common stock or cash or any other asset or mergers or consolidations. Such adjustment of the exercise price would in most cases result in a corresponding adjustment in the number of shares underlying the warrant.

ONSTREAM MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

The following notes to the consolidated financial statements contain disclosures as noted with respect to transactions occurring after March 31, 2016:

•         Note 1 (compensation and other costs reductions after March 31, 2016; impact of certain debt and other obligations coming due after March 31, 2016; funding commitment letter extended after March 31, 2016; actual and anticipated sales of Infinite customer accounts to Partners after March 31, 2016; management’s post March 31, 2016 exploration of the financial potential of the granted patents and the patents pending)

•         Note 2 (patent application and issuance activity after March 31, 2016; management’s post March 31, 2016 exploration of the financial potential of the granted patents and the patents pending; actual and anticipated sales of Infinite customer accounts to Partners after March 31, 2016; impact of change in ONSM common share price through October 7, 2016)

•         Note 4 (status of the Line after March 31, 2016; extensions and other modifications to various notes after March 31, 2016 including payment of fees in cash and shares; impact of change in ONSM common share price through October 7, 2016)

•         Note 5 (status of issuance of Executive Shares through October 28, 2016; status of office lease renewal negotiations in Florida as of October 28, 2016; October 2016 amendment to New Jersey office lease; impact of change in ONSM common share price through October 7, 2016; status of recommended changes to USF through October 28, 2016)

•         Note 6 (status through October 28, 2016 of communications with respect to March 31, 2016 shortfall reimbursement obligation; actual and anticipated sales of Infinite customer accounts to Partners after March 31, 2016)

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Infinite and OCC divisions generally charge for audio conferencing and web conferencing services on a per-minute usage rate, although webconferencing services are also available for a monthly subscription fee allowing a certain level of usage. Audio conferencing and web conferencing revenue is recognized based on the timing of the customer’s use of those services. The EDNet division primarily generates revenue from customer usage of digital network connections. EDNet purchases the rights to access digital network connections from national communications companies and resells such access to its customers for a fixed monthly fee plus separate per-minute usage charges. Network usage and bridging (managed transcoding and multipoint sessions)revenue is recognized based on the timing of the customer’s usage of those services.

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

Results of Operations

Our consolidated net loss for the six months ended March 31, 2016 was approximately $1.0 million, approximately equal to our net loss for the corresponding period of the prior fiscal year. For the six months ended March 31, 2016, there was an approximately $612,000, or 10.1%, decrease in gross margin, which was offset by (i) an approximately $377,000, or 6.2%, decrease in operating expenses and (ii) an approximately $270,000, or 29.3%, decrease in interest expense, all as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the six months ended March 31, 2016 included approximately $365,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus approximately $33,000 for the six months ended March 31, 2015. Accordingly, the net loss attributable to the Onstream Media shareholders for the six months ended March 31, 2016 was approximately $1.4 million, as compared to a net loss attributable to the Onstream Media shareholders of approximately $1.0 million for the corresponding period of the prior fiscal year.

Our consolidated net loss for the three months ended March 31, 2016 was approximately $350,000, as compared to a net loss of approximately $589,000 for the corresponding period of the prior fiscal year, a decrease in our net loss of approximately $239,000, or 40.6%. The decreased net loss was primarily due to an approximately $222,000, or 50.4%, decrease in interest expense, as compared to the corresponding period of the prior fiscal year and as discussed in more detail below. In addition, for the three months ended March 31, 2016, there was an approximately $291,000, or 9.8%, decrease in gross margin which was mostly offset by an approximately $234,000, or 7.7%, decrease in operating expenses, both as compared to the corresponding period of the prior fiscal year and as discussed in more detail below.

Our consolidated net loss for the three months ended March 31, 2016 included approximately $242,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus approximately $33,000 for the three months ended March 31, 2015. Accordingly, the net loss attributable to the Onstream Media shareholders for the three months ended March 31, 2016 was approximately $592,000, as compared to a net loss attributable to the Onstream Media shareholders of approximately $622,000 for the corresponding period of the prior fiscal year.

Six months ended March 31, 2016 compared to the six months ended March 31, 2015- The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Six months ended March 31,
	2016	2015
Revenue:
Audio and web conferencing	54.0%	55.7%
Webcasting	30.6	28.4
Network usage	10.9	10.2
DMSP and hosting	4.4	5.1
Other	0.1	0.6
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.3%	14.3%
Webcasting	7.9	7.0
Network usage	5.2	4.9
DMSP and hosting	1.0	1.0
Other	-	-
Total costs of revenue	28.4%	27.2%

Gross margin	71.6%	72.8%

Operating expenses:
Compensation (excluding equity)	50.2%	44.4%
Compensation (paid with equity)	1.8	2.4
Professional fees	4.8	5.8
Other general and administrative	15.4	15.4
Depreciation and amortization	2.3	4.6
Total operating expenses	74.5%	72.6%

(Loss) income from operations	(2.9)%	0.2%

Interest and other expense, net:
Interest expense	(8.5)%	(11.1)%
Other expense, net	(1.9)	(1.2)
Total interest and other expense, net	(10.4)%	(12.3)%

Net loss	(13.3)%	(12.1)%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(4.8)	(0.4)
Onstream Media shareholders' net loss	(18.1)%	(12.5)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the six months ended March 31,
			Increase (Decrease)
	2016	2015	Amount	Percent

Total revenue	$7,607,936	$8,321,854	$(713,918)	(8.6)%
Total costs of revenue	2,160,769	2,262,802	(102,033)	(4.5)
Gross margin	5,447,167	6,059,052	(611,885)	(10.1)%

General and administrative expenses	5,495,597	5,662,455	(166,858)	(2.9)%
Depreciation and amortization	171,592	381,406	(209,814)	(55.0)
Total operating expenses	5,667,189	6,043,861	(376,672)	(6.2)%

(Loss) income from operations	(220,022)	15,191	(235,213)	N/A%

Interest and other expense, net	(791,835)	(1,018,563)	(226,728)	(22.3)

Net loss	$(1,011,857)	(1,003,372)	8,485	0.8
Net income attributable to
noncontrolling owners' interest in Variable Interest Entity	(364,976)	(33,333)	331,643	994.9
Onstream Media shareholders' net loss	$(1,376,833)	$(1,036,705)	$340,128	32.8%

Revenues and Gross Margin

Consolidated operating revenue was approximately $7.6 million for the six months ended March 31, 2016, a decrease of approximately $714,000 (8.6%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $4.5 million for the six months ended March 31, 2016, a decrease of approximately $554,000 (10.1%) from the corresponding period of the prior fiscal year, primarily due to a decrease in revenues from audio and web conferencing (the Infinite and OCC divisions combined). Audio and web conferencing revenues were approximately $4.1 million for the six months ended March 31, 2016, which represented a decrease of approximately $531,000 (11.4%) as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in the Infinite division’s revenues.

The Infinite division’s revenues of approximately $3.9 million for the six months ended March 31, 2016 represented a decrease of approximately $343,000 (8.1%) as compared to the corresponding period of the prior fiscal year. This was generally consistent with an approximately 5.4% decrease in the number of audio conferencing minutes billed by the Infinite division, which was approximately 66.7 million for the six months ended March 31, 2016, as compared to approximately 70.5 million minutes for the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $2.7 million for the six months ended March 31, 2016, a decrease of approximately $160,000 (5.7%) from the corresponding period of the prior fiscal year, primarily due to a decrease in DMSP and hosting revenues. DMSP and hosting revenues were approximately $336,000 for the six months ended March 31, 2016, which represented a decrease of approximately $92,000 (21.5%) as compared to the corresponding period of the prior fiscal year, primarily due to the loss of a single large hosting customer in April 2015.

Webcasting division revenues decreased by approximately $38,000 (1.6%) for the six months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year. We produced approximately 2,100 audio and video webcasts during the six months ended March 31, 2016, which was approximately equal to the number of audio and video webcasts produced in the corresponding period of the prior fiscal year. Despite the approximately equal number of events, there was a decrease in the average revenue per video webcast event for the six months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year.

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

Consolidated gross margin was approximately $5.4 million for the six months ended March 31, 2016, a decrease of approximately $612,000 (10.1%) from the corresponding period of the prior fiscal year. This decrease generally corresponds to the approximately $714,000 (8.6%) decrease in revenues for the corresponding period, as discussed above. In addition, our consolidated gross margin percentage decreased to 71.6% for the six months ended March 31, 2016, versus 72.8% for the corresponding period of the prior fiscal year. This decreased percentage was primarily due to higher cost of sales related to a DMSP and hosting customer with high streaming volume during the six months ended March 31, 2016, with no comparable activity in the corresponding period of the prior fiscal year.

Operating Expenses

Consolidated operating expenses were approximately $5.7 million for the six months ended March 31, 2016, a decrease of approximately $377,000 (6.2%) from the corresponding period of the prior fiscal year, primarily due to (i) an approximately $210,000, or 55.0%, decrease in depreciation and amortization expense, (ii) an approximately $122,000, or 25.0%, decrease in professional fee expense and (iii) an approximately $107,000, or 8.4%, decrease in other general and administrative expense, all as compared to the corresponding period of the prior fiscal year.

The approximately $210,000 decrease in depreciation and amortization expense was primarily due to certain assets no longer being amortized/depreciated for the six months ended March 31, 2016 (that were being amortized/depreciated in the corresponding period of the prior fiscal year), because those assets were written off as of June 30, 2015 (in the case of Intella2 intangible assets, primarily the customer list) or substantially written down as of September 30, 2015 (in the case of the webcasting division’s unamortized capitalized software development costs).

This approximately $122,000 decrease in professional fees was primarily due to an approximately $106,000 decrease in legal fees, financial consultant fees and due diligence expenses incurred in connection with negotiations for potential financing, such expenses incurred during the six months ended March 31, 2015 and for which there were no comparable transactions in the corresponding period of fiscal 2016.

The approximately $107,000 decrease in other general and administrative expenses was primarily due to a decrease in advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements primarily under other general and administrative expenses but also under professional fees. The portion of these expenses included in other general and administrative expenses were approximately $305,000 and $341,000 for the six months ended March 31, 2016 and 2015, respectively, representing a decrease of $36,000, or 10.4%. The remainder of the decrease in other general and administrative expenses is primarily the result of our ongoing cost reduction efforts undertaken to offset revenue decreases and affected several expense categories, including bank and credit card fees, insurance,  travel and entertainment and office supplies.

During the period from April 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the six months ended March 31, 2017 by approximately $325,000, as compared to the six months ended March 31, 2016. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the six months ended March 31, 2017, as compared to the six months ended March 31, 2016.

Interest and Other Expense, Net

Interest and other expense, net, of approximately $792,000 for the six months ended March 31, 2016 represented an approximately $227,000 (22.3%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $270,000, or 29.3%, decrease in interest expense for the six months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year, partially offset by (ii) an approximately $43,000 increase in the legal, consulting, finders and other fees and expenses related to our transactions with Partners.

The decrease in interest expense was due to reductions of interest payments and amortization of debt discount aggregating approximately $140,000, resulting from a $1.0 million repayment against the Sigma Note in December 2015. The remainder of the interest expense reduction was primarily attributable to the impact of our repayment of (i) approximately $225,000 of subordinated debt in September 2015 (using funds borrowed from Sigma) and (ii) approximately $481,000 against subordinated debt in December 2015.

Fees and expenses related to our transactions with Partners were approximately $142,000 and $99,000 for the six months ended March 31, 2016 and 2015, respectively. The fees and expenses incurred in fiscal 2016 were primarily related to our transaction with Partners having an effective date of December 16, 2015 and the fees and expenses incurred in fiscal 2015 were primarily related to our transaction with Partners having an effective date of February 28, 2015.

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

Net Income Attributable to Noncontrolling Owners' Interest in VIE

Our consolidated net loss for the six months ended March 31, 2016 included approximately $365,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus approximately $33,000 for the six months ended March 31, 2015. This increase was because there was only one month of Partners activity during the six months ended March 31, 2015 and that one month only included activity from the first Partners transaction.

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

Three months ended March 31, 2016 compared to the three months ended March 31, 2015- The following table shows, for the periods indicated, the percentage of total consolidated revenue represented by items on our consolidated statements of operations.

	Three months ended March 31,
	2016	2015
Revenue:
Audio and web conferencing	56.1%	56.5%
Webcasting	28.3	27.4
Network usage	10.9	10.2
DMSP and hosting	4.5	5.2
Other	0.2	0.7
Total revenue	100.0%	100.0%

Costs of revenue:
Audio and web conferencing	14.5%	14.7%
Webcasting	8.0	7.2
Network usage	5.2	5.1
DMSP and hosting	1.2	1.0
Other	-	-
Total costs of revenue	28.9%	28.0%

Gross margin	71.1%	72.0%

Operating expenses:
Compensation (excluding equity)	50.0%	45.8%
Compensation (paid with equity)	1.7	2.9
Professional fees	5.1	4.5
Other general and administrative	15.1	15.8
Depreciation and amortization	2.2	4.4
Total operating expenses	74.1%	73.4%

Loss from operations	(3.0)%	(1.4)%

Interest and other expense, net:
Interest expense	(5.8)%	(10.7)%
Other expense, net	(0.5)	(2.2)
Total interest and other expense, net	(6.3)%	(12.9)%

Net loss	(9.3)%	(14.3)%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(6.5)	(0.8)
Onstream Media Shareholders' net loss	(15.8)%	(15.1)%

The following table is presented to illustrate our discussion and analysis of our results of operations.  This table should be read in conjunction with the consolidated financial statements and the notes thereto.

	For the three months ended March 31,
			Increase (Decrease)
	2016	2015	Amount	Percent

Total revenue	$3,755,144	$4,111,273	$(356,129)	(8.7)%
Total costs of revenue	1,085,045	1,150,382	(65,337)	(5.7)
Gross margin	2,670,099	2,960,891	(290,792)	(9.8)%

General and administrative expenses	2,701,816	2,839,657	(137,841)	(4.9)%
Depreciation and amortization	82,634	178,438	(95,804)	(53.7)
Total operating expenses	2,784,450	3,018,095	(233,645)	(7.7)%

Loss from operations	(114,351)	(57,204)	57,147	99.9%

Interest and other expense, net	(235,539)	(531,584)	(296,045)	(55.7)

Net loss	(349,890)	(588,788)	(238,898)	(40.6)%
Net income attributable to noncontrolling
owners' interest in Variable Interest Entity	(242,062)	(33,333)	208,729	626.2
Onstream Media shareholders' net loss	$(591,952)	$(622,121)	$(30,169)	(4.8)%

Revenues and Gross Margin

Consolidated operating revenue was approximately $3.8 million for the three months ended March 31, 2016, a decrease of approximately $356,000 (8.7%) from the corresponding period of the prior fiscal year, primarily due to decreased revenues of the Audio and Web Conferencing Services Group.

Audio and Web Conferencing Services Group revenues were approximately $2.5 million for the three months ended March 31, 2016, a decrease of approximately $225,000 (8.2%) from the corresponding period of the prior fiscal year, primarily due to a decrease in revenues from audio and web conferencing (the Infinite and OCC divisions combined). Audio and web conferencing revenues were approximately $2.1 million for the three months ended March 31, 2016, which represented a decrease of approximately $216,000 (9.3%) as compared to the corresponding period of the prior fiscal year, primarily due to a decrease in the Infinite division’s revenues.

The Infinite division’s revenues of approximately $2.0 million for the three months ended March 31, 2016 represented a decrease of approximately $159,000 (7.4%) as compared to the corresponding period of the prior fiscal year. This was generally consistent with an approximately 4.8% decrease in the number of audio conferencing minutes billed by the Infinite division, which was approximately 35.1 million for the three months ended March 31, 2016, as compared to approximately 36.9 million minutes for the corresponding period of the prior fiscal year.

Digital Media Services Group revenues were approximately $1.2 million for the three months ended March 31, 2016, a decrease of approximately $131,000 (9.6%) from the corresponding period of the prior fiscal year, primarily due to an increase in webcasting revenues. Webcasting division revenues decreased by approximately $67,000 (5.9%) for the three months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year. We produced approximately 1,000 audio and video webcasts during the three months ended March 31, 2016, which was approximately equal to the number of audio and video webcasts produced in the corresponding period of the prior fiscal year. Despite the approximately equal number of events, there was a decrease in the average revenue per video webcast event for the three months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year.

Consolidated gross margin was approximately $2.7 million for the three months ended March 31, 2016, a decrease of approximately $291,000 (9.8%) from the corresponding period of the prior fiscal year. This decrease generally corresponds to the approximately $356,000 (8.7%) decrease in revenues for the corresponding period, as discussed above. Our consolidated gross margin percentage increased to 71.1% for the three months ended March 31, 2016, versus 72.0% for the corresponding period of the prior fiscal year. This decreased percentage was primarily due to (i) higher cost of sales related to a DMSP and hosting customer with high streaming volume during the three months ended March 31, 2016, with no comparable activity in the corresponding period of the prior fiscal year and (ii) relatively flat webcasting cost of sales for the three months ended March 31, 2016 versus the corresponding period of the prior fiscal year despite a 5.9% decrease in webcasting revenues for the same periods.

Operating Expenses

Consolidated operating expenses were approximately $2.8 million for the three months ended March 31, 2016, a decrease of approximately $234,000 (7.7%) from the corresponding period of the prior fiscal year, primarily due to (i) an approximately $96,000, or 53.7%, decrease in depreciation and amortization expense and (ii) an approximately $84,000, or 13.0%, decrease in other general and administrative expense, both as compared to the corresponding period of the prior fiscal year.

The approximately $96,000 decrease in depreciation and amortization expense is primarily due to certain assets no longer being amortized/depreciated for the three months ended March 31, 2016 (that were being amortized/depreciated in the corresponding period of the prior fiscal year), because those assets were written off as of June 30, 2015 (in the case of Intella2 intangible assets, primarily the customer list) or substantially written down as of September 30, 2015 (in the case of the webcasting division’s unamortized capitalized software development costs).

The approximately $84,000 decrease in other general and administrative expenses was primarily due to a decrease in advertising and marketing costs, which are charged to operations as incurred and classified in our financial statements primarily under other general and administrative expenses but also under professional fees. The portion of these expenses included in other general and administrative expenses were approximately $143,000 and $173,000 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $30,000, or 17.1%. The remainder of the decrease in other general and administrative expenses is primarily the result of our ongoing cost reduction efforts undertaken to offset revenue decreases and affected several expense categories, including bank and credit card fees, insurance,  travel and entertainment and office supplies.

Interest and Other Expense, Net

Interest and other expense, net, of approximately $236,000 for the three months ended March 31, 2016 represented an approximately $296,000 (55.7%) decrease as compared to the corresponding period of the prior fiscal year. This decrease was due to (i) an approximately $222,000, or 50.4%, decrease in interest expense and (ii) an approximately $80,000 decrease in the legal, consulting, finders and other fees and expenses related to our transactions with Partners, both for the three months ended March 31, 2016 as compared to the corresponding period of the prior fiscal year.

The decrease in interest expense was due to reductions of interest payments and amortization of debt discount aggregating approximately $140,000, resulting from a $1.0 million repayment against the Sigma Note in December 2015. The remainder of the interest expense reduction was primarily attributable to the impact of our repayment of (i) approximately $225,000 of subordinated debt in September 2015 (using funds borrowed from Sigma) and (ii) approximately $481,000 against subordinated debt in December 2015.

Fees and expenses related to our transactions with Partners were approximately $19,000 and $99,000 for the three months ended March 31, 2016 and 2015, respectively. The fees and expenses incurred in fiscal 2016 were primarily related to our transaction with Partners having an effective date of December 16, 2015. The fees and expenses incurred in fiscal 2015 were primarily related to our transaction with Partners having an effective date of February 28, 2015.

Net Income Attributable to Noncontrolling Owners' Interest in VIE

Our consolidated net loss for the three months ended March 31, 2016 included approximately $242,000 net income attributable to noncontrolling owner's interest in the VIE Partners, versus approximately $33,000 for the three months ended March 31, 2015. This increase was because there was only one month of Partners activity during the three months ended March 31, 2015 and that one month only included activity from the first Partners transaction.

Liquidity and Capital Resources

For the year ended September 30, 2015, we had a net loss of approximately $8.4 million, although cash provided by operating activities for that period was approximately $343,000. For the six months ended March 31, 2016, we had a net loss of approximately $1.0 million, although cash provided by operating activities for that period was approximately $6,000. Cash provided by operating activities is calculated after adding back to our net loss certain items which include the periodic amortization of the amount of other fees and expenses incurred in connection with obtaining or maintaining our debt, which fees and expenses are initially recorded by us as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. The other fees and expenses included in debt discount include amounts payable in cash and/or equity and may be payable to the lender, to third parties engaged by the lender or to third parties engaged by us.

Our cash balance decreased by approximately $31,000 during the six months ended March 31, 2016. This was the result of approximately $52,000 used in investing activities, partially offset by approximately $15,000 provided by financing activities and approximately $6,000 provided by operating activities. Although we had cash of approximately $285,000 at March 31, 2016, we had a working capital deficit of approximately $6.2 million at that date. This $6.2 million deficit includes approximately $1.7 million of debt outstanding under the Line which we recently renewed through December 31, 2017, as discussed in more detail below. This deficit also includes certain liabilities which may be settled with equity, may be subject to reduction through negotiation and/or may be subject to extension of payments due past March 31, 2017.

Cash used in investing activities was approximately $52,000 for the six months ended March 31, 2016 as compared to approximately $202,000 cash used in investing activities for the corresponding period of the prior fiscal year. Current and prior period investing activities related to the acquisition of property and equipment, including capitalized software development costs in fiscal 2015 but not in fiscal 2016.

Cash provided by financing activities was approximately $15,000 for the six months ended March 31, 2016 as compared to approximately $92,000 cash provided by financing activities for the corresponding period of the prior fiscal year. The current year period financing activities primarily related to approximately $2.2 million of aggregate net proceeds we received in December 2015 from our sales of defined subsets of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners, such proceeds partially offset by (i) the use of those proceeds for the December 2015 repayments of $1.0 million against the Sigma Note and an aggregate of $481,000 against the net outstanding balances of certain subordinated notes, (ii) approximately $365,000 for the recurring distributions to the owners of Partners and (iii) approximately $238,000 for certain fees and expenses incurred in connection with the Sigma Note and initially recorded as debt discount and presented by us on the balance sheet as a reduction of the outstanding principal balance. These transactions are all discussed in more detail below. Financing activities for the six months ended March 31, 2015 primarily related to the net proceeds we received in March 2015 from our sales of a defined subset of Infinite’s audio conferencing customers (and the related future business to those customers) to Partners and the repayment of certain notes payable and convertible debentures.

Cash provided by operating activities of approximately $6,000 for the six months ended March 31, 2016, represents an approximately $402,000 decrease in cash provided by operating activities as compared to approximately $408,000 cash provided by operating activities for the corresponding period of the prior fiscal year. The approximately $6,000 cash provided by operating activities for the six months ended March 31, 2016 reflects (i) net cash used in operating activities before changes in current assets and liabilities other than cash of approximately $200,000, which in turn represents our net loss of approximately $1.0 million, offset by (i) approximately $812,000 non-cash expenses included in that net loss and (ii) an approximately $206,000 net decrease in working capital other than cash. The primary non-cash expenses included in our loss for the six months ended March 31, 2016 were approximately $295,000 of amortization of discount on notes payable and convertible debentures and approximately $172,000 of depreciation and amortization. The approximately $206,000 net decrease in working capital other than cash for the six months ended March 31, 2016 is primarily due to an approximately $193,000 increase in accounts payable, accrued liabilities and amounts due to directors. The $206,000 net decrease in working capital other than cash represented approximately $47,000 less cash than the net decrease in working capital other than cash of approximately $253,000 for the prior fiscal year. The primary sources of cash inflows from operations are from receivables collected from sales to customers.

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

Since the Effective Date, the outstanding balance (approximately $1.7 million as of March 31, 2016 and $1.6 million as of October 24, 2016) bears interest at 11.0% per annum. The Modification provides that as of the Effective Date the interest rate will be the prime rate plus seven and one-half percent (7.5%) per annum, but no less than eleven percent (11.0%) per annum or any higher rate that might be allowed by the terms of the Line, including the Modification, arising from certain events such as default.

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

As of March 31, 2016, in addition to the Line as discussed above, we were also obligated for the following term debt, discussed in more detail below:

Sigma Note	$600,000
Rockridge Note	400,000
Fuse Note	120,000
Working Capital Notes	190,000
J&C Note	157,000
Subordinated Notes	30,000
Intella2 Investor Notes	315,000
USAC Note and other	136,822
Total term debt	$1,948,822

As of March 31, 2016 we were obligated to Sigma Opportunity Fund II, LLC (“Sigma”) under a secured note for $600,000, with interest payable monthly at 17% per annum and the principal due on December 31, 2016 (the “Sigma Note”). There is also a $10,000 monthly advisory fee payable to Sigma Capital. We have agreed, regardless of the early repayment of the Sigma Note, to pay a minimum aggregate amount of $100,000 of monthly advisory fee payments to Sigma Capital as scheduled, starting with the January 15, 2016 payment of $10,000.

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

As of March 31, 2016, we were obligated for an outstanding balance of $400,000 on a secured convertible note payable (the “Rockridge Note”) to Rockridge Capital Holdings LLC (“Rockridge”), with interest payable monthly at 12% per annum and the principal due on December 31, 2016. The Rockridge Note is secured by a first priority lien on all of our  assets, such lien subordinated only to the extent higher priority liens on assets, primarily accounts receivable and certain designated software and equipment, are held by certain of our other lenders. We also entered into a Security Agreement with Rockridge that contains certain covenants and other restrictions with respect to the collateral.

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

As of the most recent amendment to the Note and Stock Purchase Agreement with Rockridge, dated December 16, 2015, we are obligated for the issuance of an origination fee, upon not less than sixty-one (61) days written notice to us, of 816,667 restricted shares of our common stock (the “Shares”). The value of those Shares is subject to a limited guaranty of no more than an additional payment by us of $75,000 which will be effective in the event the Shares are sold for an average share price less than the minimum of $1.20 per share (the “Shortfall Payment”). If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, the required Shortfall Payment would be $75,000, which is equal to the liability reflected on our financial statements as of March 31, 2016.

As of March 31, 2016, we were obligated for $120,000 under an unsecured subordinated note issued on March 19, 2013 to Fuse Capital LLC (“Fuse”) with interest payable quarterly at 12% per annum and the principal due on January 15, 2017 (the “Fuse Note”). $100,000 of the Fuse Note is convertible into restricted common shares at Fuse’s option using a rate of $0.50 per share. In the event we receive funds in excess of $5 million as a result of the sale of our assets, the terms of the note provide that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale.

The outstanding balance of the Fuse Note as of September 30, 2015 was $220,000. Effective December 16, 2015 a $100,000 principal payment was made and the Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Fuse Note was further amended, extending the maturity date to January 15, 2017. Accordingly, the amount repaid in December 2015 is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current. The remaining $120,000 balance is classified as current on the March 31, 2016 balance sheet.

In connection with the original issuance of the Fuse Note, we issued Fuse 80,000 restricted common shares (the “Fuse Common Stock”), which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of the Fuse Common Stock was not equal to at least $0.40 per share as of March 19, 2015 (two years after issuance). As of June 30, 2013 we determined that our share price had remained below $0.40 per share for a sufficient period that it was appropriate to record a liability for this repurchase commitment. Therefore, we recorded the $20,000 present value of this obligation as a liability on our financial statements as of June 30, 2013 (under the caption “Accrued liabilities” on our balance sheet) which as a result of the subsequent accretion of $12,000 as interest expense, increased to $32,000 as of September 30, 2015 (and as of March 31, 2016).  The closing ONSM share price was $0.16 per share as of March 19, 2015, which would trigger the above repurchase obligation, which would be $32,000 based on 80,000 shares at $0.30 per share. This only applies to the extent the Fuse Common Stock was still held by Fuse at the applicable date. Furthermore, as part of the February 28, 2015 amendment discussed above, it was agreed that Fuse would not request any payments by us under this commitment prior to the maturity date of the Fuse Note, which is currently January 15, 2017.

As of March 31, 2016, we were obligated for $190,000 under a partially secured promissory note issued in October 2013 (the “Working Capital Note”), bearing interest at 15% per annum and the accrued interest from June 6, 2016 plus principal due on January 15, 2017. Effective June 6, 2016 the Working Capital Note was amended, extending the maturity date to January 15, 2017. Accordingly the Working Capital Note is classified as non-current on our September 30, 2015 balance sheet but current on our March 31, 2016 balance sheet.

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

In connection with the above financing, we issued to the holder of the Working Capital Note, plus the holders of other notes issued at the same time but no longer outstanding as of March 31, 2016, an aggregate of 358,334 restricted common shares (the “Working Capital Shares”), which we have agreed to buy back, to the extent permitted by law, from the holders for $0.30 per share on the maturity dates of the Working Capital Notes, if the fair market value is less than that on that date. The above only applies to the extent the Working Capital Shares are still held by the noteholder on the applicable date and the buyback obligation only applies if the noteholder gives us notice and delivers the shares within fifteen days after the applicable maturity dates. The $108,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and March 31, 2016.

312,500 of the 358,334 Working Capital Shares were issued in connection with a $275,000 note that was repaid on December 30, 2015. However since the terms of the buyback obligation reference the maturity date, and not the repayment date, we have determined that our buyback obligation with respect to those shares would be determined with reference to the July 15, 2016 maturity date. The present value of this obligation is included as a liability of approximately $94,000 on our September 30, 2015 and March 31, 2016 balance sheets. If the closing ONSM share price of $0.12 per share on July 15, 2016 was used as a basis of calculation, a stock repurchase payment of $93,750 would be required.

The remaining 45,834 of the 358,334 Working Capital Shares were issued in connection with the Working Capital Note having a maturity date of January 15, 2017 which as discussed above would be the date based on which our buyback obligation with respect to those shares would be determined. The present value of this obligation is included as a liability of approximately $14,000 on our September 30, 2015 and March 31, 2016 balance sheets. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, a stock repurchase payment of $13,750 would be required.

Although another Working Capital Note with an outstanding balance of $275,000 as of September 30, 2015 was amended, effective October 15, 2015, to extend the maturity date to July 15, 2016, it was paid in full on December 30, 2015. Such repayment, in accordance with our December 29, 2015 agreement with J&C Resources, Inc. (“J&C”), was made in consideration of our receipt of $157,000 from J&C on December 30, 2015 for our issuance of an unsecured, subordinated note with a December 31, 2016 maturity date (the “J&C Note”). Accordingly $157,000 of this Working Capital Note, the amount replaced by the proceeds of the J&C financing, is classified as non-current on our September 30, 2015 balance sheet and the remaining $118,000 balance is classified as current. The J&C Note was classified as current on our March 31, 2016 balance sheet.

As of September 30, 2015, we were obligated for $192,500 under unsecured Subordinated Notes issued to various lenders from April 2012 through January 2013, which are fully subordinated to the Line and the Rockridge Note and bear cash interest at 12% per annum. These notes provide that in the event we receive funds in excess of $5 million as a result of the sale of our assets, that the outstanding principal and interest will be repaid within thirty days of the receipt of the proceeds from the asset sale. These notes were amended, effective October 15, 2015, to extend the maturity dates to July 15, 2016, but an aggregate of $162,500 was paid against the outstanding balances on December 16, 2015. Effective December 16, 2015, the one note with a remaining outstanding balance of $30,000 was further amended to extend the maturity date on the remaining outstanding balance to December 31, 2016. Accordingly $162,500 of these note balances, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $30,000 balance is classified as non-current.  The remaining Subordinated Note was classified as current on our March 31, 2016 balance sheet.

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

Effective October 15, 2015 the Intella2 Fuse Note, having an outstanding principal balance of $220,000, was  amended, extending the maturity date to July 15, 2016. Effective December 16, 2015 a $100,000 principal payment was made and the Intella2 Fuse Note was further amended to extend the maturity date to December 31, 2016. Effective June 6, 2016 the Intella2 Fuse Note was further amended, extending the maturity date to January 15, 2017.  Accordingly $100,000 of the Intella2 Fuse Note balance, the amount repaid in December 2015, is classified as current on our September 30, 2015 balance sheet and the remaining $120,000 balance is classified as non-current.  The remaining $120,000 balance is classified as current on our March 31, 2016 balance sheet.

Effective June 2016, the other Intella2 Investor Notes having a cumulative outstanding principal balance of $195,000 as of September 30, 2015 and March 31, 2016, were amended, extending the maturity dates to January 15, 2017. Accordingly this balance is classified as non-current on our September 30, 2015 balance sheet and current on our March 31, 2016 balance sheet.  One of these notes, with an outstanding principal balance of $140,000, had previously been due in full as of November 30, 2014, plus accrued but unpaid interest of approximately $27,000 through that date, none of which was paid prior to the June 2016 amendment. We had continued to accrue interest expense after the maturity date through September 30, 2015 on the outstanding balance at the stated interest rate and as part of the June 2016 amendment, we paid $25,200 of the $50,400 of interest accrued through the date of that amendment and agreed to pay the balance as follows: $10,000 on or before June 30, 2016, $7,600 on or before September 1, 2016 and $7,600 on or before December 1, 2016.

In connection with the initial issuance of the Intella2 Investor Notes, we issued to the holders of the certain of those notes having an initial outstanding balance of $450,000 an aggregate of 180,000 restricted common shares, which we agreed to buy back, to the extent permitted by law, at $0.40 per share, if the fair market value of those shares was not equal to at least $0.40 per share as of November 30, 2014 (two years after issuance). The $66,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and March 31, 2016. This approximately $66,000 liability is equal to the potential repurchase of 164,000 shares at $0.40 per share, since we satisfied our obligation with respect to 16,000 shares by our reimbursement of the shortfall upon a single holder’s resale of those shares in the market, which payment we recorded as interest expense in fiscal 2014.

In connection with the initial issuance of other subordinated notes repaid by us in March 2015, we issued to the holders of certain of those notes having an initial outstanding balance of $200,000 an aggregate of 240,000 restricted common shares, of which we agreed to buy back, to the extent permitted by law, up to 40,000 shares if the fair market value of the Investor Common Stock was not equal to at least $0.80 per share as of November 30, 2014 (two years after issuance). The $8,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and March 31, 2016. This approximately $8,000 liability is equal to the potential repurchase of 10,000 shares at $0.80 per share, since we satisfied our obligation with respect to 30,000 shares by our reimbursement of the shortfall (i) upon a single holder’s resale of 5,000 of those shares in the market, which payment we recorded as interest expense of approximately $3,200 in fiscal 2014 and (ii) upon three holders’ resale of an aggregate of 25,000 of those shares in the market, which payment we recorded as interest expense of approximately $16,000 in fiscal 2015.

The closing ONSM share price was $0.17 per share as of November 30, 2014, which would trigger the above repurchase obligations. However, these repurchase obligations are subject to the shares being still held by the investor(s) at such date and the investor giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of these repurchase obligations could be avoided by us due to the failure of the investor or investors to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these investors, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor these repurchase obligations for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those investors could assert mitigating circumstances under which we might honor all or part of these repurchase obligations. Therefore, pending our further evaluation of our position with respect to these repurchase obligations, we are leaving the accrued liability on our financial statements as of September 30, 2015 and March 31, 2016.

On May 15, 2015 we executed a letter agreement promissory note with the Universal Service Administrative Company (“USAC”) for $220,616, payable in monthly installments of $10,463 (which include interest at 12.75% per annum) over twenty-four months starting June 15, 2015 through May 15, 2017 – the outstanding balance was $187,650 as of September 30, 2015 and $135,466 as of March 31, 2016. The May 15, 2015 letter agreement promissory note is related to our liability for Universal Service Fund (USF) contribution payments not made by us during the first and second quarters of fiscal 2015, but which were reflected as an accrued liability on our balance sheet as of those dates and therefore resulted in the May 2015 reclassification of a portion of that accrued liability to notes payable. USAC is a not-for-profit corporation designated by the Federal Communications Commission (“FCC”) as the administrator of the USF program.

Although they were repaid on March 21, 2013, the terms of the Equipment Notes still provided that on the maturity dates (as established in the December 12, 2012 modification), the Recognized Value of the shares issued as part of such repayment would be calculated as the sum of the following two items – (i) the gross proceeds to the Investors from the sales of the 583,334 shares issued per the December 12, 2012 modification plus (ii) the value of those shares issued and still held by the Noteholders and not sold, using the average ONSM closing bid price per share for the ten (10) trading days prior to the applicable maturity date. If the Recognized Value exceeded the Credited Value, then we would receive 50% (fifty percent) of such excess, although the amount received by us shall not exceed $175,000. If the Credited Value exceeded the Recognized Value, then we would be obligated to pay such excess to the Noteholders. With respect to Equipment Notes held by one of the three Noteholders, the Credited Value exceeded the Recognized Value for 166,667 common shares by approximately $16,000 as of the respective November 15, 2013 maturity date, which we have recognized as a liability on our September 30, 2015 and March 31, 2016 balance sheets.

In connection with financing obtained by us in October and November 2013 from the other two Noteholders, the above terms with respect to settlement of differences between the Credited Value and the Recognized Value were replaced with our agreement to buy back, to the extent permitted by law, the 416,667 common shares issued to those Noteholders, if the fair market value of the shares are not equal to at least $0.30 per share on the maturity dates of the October and November 2013 financing, which were April 24 and May 4, 2015, respectively. The $125,000 present value of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and March 31, 2016. Furthermore, we have agreed that in the event we receive funds in excess of $5 million as a result of a single transaction for the sale of all or a part of our operations or assets, that those funds will be available to satisfy the above buyback obligation, such availability subject only to prior satisfaction of any claims held by Thermo Credit LLC, Rockridge Capital Holdings LLC, Sigma Opportunity Fund II, LLC, USAC, and certain capital leases (HP Financial and Tamco), or any assignees or successors thereto and pari passu with up to $775,000 of total indebtedness and related obligations raised and incurred by us during the first quarter of fiscal 2014.

The closing ONSM share price was $0.14 and $0.16 per share on April 24 and May 4, 2015, respectively, which would trigger the above repurchase obligation in the gross amount of $125,000, based on 416,667 shares at $0.30 per share. However, this repurchase obligation is subject to the shares being still held by the Noteholder(s) at such date and the Noteholder giving us notice and delivering the shares within fifteen days after such date, as well as any other legal restrictions with respect to our repurchase of shares. It is possible that some or all of this repurchase obligation could be avoided by us due to the failure of the Noteholder or Noteholders to formally present the shares to us and/or provide notice by the specified date, or as a result of legal restrictions with respect to our repurchase of shares. However, because of our ongoing discussions with certain of these Noteholders, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this repurchase obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible those Noteholders could assert mitigating circumstances under which we might honor all or part of this repurchase obligation. Therefore, pending our further evaluation of our position with respect to this repurchase obligation, we are leaving the accrued liability on our financial statements as of September 30, 2015 and March 31, 2016.

In December 2012, as part of a transaction under which J&C Resources issued us a funding commitment letter, we agreed to reimburse CCJ in cash the shortfall, payable on December 31, 2014, as compared to minimum guaranteed net proceeds of $175,000, from their resale of 437,500 common shares CCJ received on December 31, 2012 upon their conversion of 17,500 shares of Series A-13 and after effecting our agreement as part of the same transaction to reduce the conversion rate on all Series A-13 shares from $1.72 per common share to $0.40 per common share. The $109,000 present value of our estimate of this obligation is recorded as a liability on our financial statements as of September 30, 2015 and March 31, 2016. If the closing ONSM share price of $0.21 per share on December 31, 2014 (the end of the period during which the shares must be sold to be eligible for reimbursement of any shortfall) was used as a basis of calculation, our obligation for this shortfall payment would be $83,000 plus brokerage commissions and other selling costs.

As a condition of the above shortfall reimbursement, CCJ agreed to sell the Conversion Shares in the open market between the December 21, 2013 conversion date and December 31, 2014 payment date, taking due care with respect to the timing and volume of those sales and the market conditions. As of October 28, 2016, CCJ has not formally requested this reimbursement nor have they provided proof that the above conditions of reimbursement have been met. However, because of our ongoing discussions with CCJ, including past discussions with respect to debt principal and/or interest payments in arrears to them and our communications to them at the time that we would not be in a position to honor this shortfall reimbursement obligation for some of the same reasons we were in arrears on debt principal and/or interest payments, it is possible that CCJ could assert mitigating circumstances, notwithstanding whether or not they met the conditions of reimbursement, under which we might honor all or part of this shortfall reimbursement obligation. Therefore, pending our further evaluation of our position with respect to this shortfall reimbursement obligation, we are leaving the accrued liability on our balance sheet as of September 30, 2015 and March 31, 2016.

After annual increases in prior years as set forth in the employment agreements, the contractual annual base salaries for the five Executives in aggregate as of March 31, 2016 was approximately $1.8 million, subject to a five percent (5%) increase on September 27, 2016 and each year thereafter – a portion of these contractual salaries are presently not being paid to the Executives and we are accruing these unpaid amounts as non-cash compensation expense, with the unpaid portion reflected as an accrued liability under the balance sheet caption “Amounts due to executives and officers” – the liability is approximately $681,000 as of March 31, 2016. No related modifications of the compensation as called for under their related employment agreements was made, as it was expected that this compensation withheld from the Executives would eventually be paid, although the Executives did agree that they would accept payment in equity of such shortfalls to a certain extent and under certain terms.  In addition, each of the Executives receives an auto allowance payment of $1,000 per month, a “retirement savings” payment of $1,500 per month and an annual reimbursement of dues or charitable donations up to $5,000.  We also pay insurance premiums for the Executives, including medical, life and disability coverage. Under the terms of the employment agreements, upon a termination subsequent to a change of control, termination without cause or constructive termination, each as defined in the agreements, we would be obligated to pay each of the Executives an amount equal to three (3) times the Executive’s base salary plus full benefits for a period of the lesser of (i) three (3) years from the date of termination or (ii) the date of termination until a date one (1) year after the end of the initial employment contract term.

In connection with the settlement of certain unpaid salary and other amounts due to the Executives, we (as authorized by our Board of Directors) and the Executives agreed, effective January 22, 2013 to issue 1,700,000 (340,000 per Executive) fully vested ONSM common shares, subject to certain trading restrictions (the “Executive Shares”).  Although, as of October 28, 2016, the Executive Shares have not been issued, due to certain administrative and documentation requirements, since the Executive Shares were committed to be issued by the January 22, 2013 action of the Board, that issuance was reflected in our financial statements as of the date of such commitment. To the extent there is any shortfall from the gross proceeds upon resale by the Executives of the Executive Shares as compared to twenty-nine cents ($0.29) per share, the shortfall will be reimbursed to the Executives by us in cash, or at our option, by the issuance of additional fully vested ONSM common shares (the “Additional Executive Shares”), with the Additional Executive Shares subject to reimbursement by us to the Executives of any shortfall from the gross proceeds upon resale as compared to the fair value used to determine the number of such Additional Executive Shares. All shortfall reimbursements shall be payable by us within ten (10) business days after presentation by reasonable supporting documentation of the shortfall to us by the Executives. The $272,000 value of this obligation is recorded as a liability on our financial statements as of March 31, 2016, based on the closing ONSM share price as of that date. If the closing ONSM share price of $0.18 per share on October 7, 2016 was used as a basis of calculation, our obligation for this shortfall payment would be $187,000, or the equivalent in common shares.

As of March 31, 2016, we were obligated under operating leases for five office locations (one each in Pompano Beach, Florida, San Francisco, California and Colorado Springs, Colorado and two in the New York City area), which call for monthly payments totaling approximately $54,000. The leases have expiration dates ranging from 2016 to 2022 (after considering our rights of termination) and in most cases provide for renewal options. The future minimum lease payments required under the non-cancelable operating leases total approximately $1.2 million through March 31, 2022, of which approximately $370,000 relates to the year ending March 31, 2017. Also, although approximately eleven months of unpaid rent with respect to our Pompano Beach facility is included as a liability on our balance sheet as of March 31, 2016, these amounts are not included in the future minimum lease payments of approximately $1.2 million. As of October 28, 2016, our rent payments for that location remain in arrears, by approximately twelve months, and we are in negotiations with the landlord with respect to this obligation and the terms of our continuing tenancy.

We have entered into various agreements for our purchase of Internet, long distance and other connectivity as well as use of certain co-location facilities, for an aggregate remaining minimum purchase commitment of approximately $1.1 million, substantially all of that commitment related to the one year period ending March 31, 2017. In April 2015, we entered into a marketing consulting contract calling for total potential payments of $292,500 over the one year period ended April 2016, against which contract we paid $30,000 during fiscal 2015 and accrued $91,875 as a liability as of September 30, 2015, which remains on our balance sheet as of March 31, 2016. We have objected to making further payments against this contract on the grounds of non-performance by the consultant and therefore have not made additional payments or accrued any additional liability related to this contract since September 30, 2015. We believe that it is unlikely that any eventual liability to us under this contract will exceed the amounts already accrued by us.

Projected capital expenditures for the year ending March 31, 2017 total approximately $100,000, which includes software and hardware upgrades to the webcasting platform, the DMSP and the audio and web conferencing infrastructure. Some of these projected capital expenditures may be financed, deferred past the twelve month period or cancelled entirely, depending on our other cash flow considerations.

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

We are responsible for legal, consulting, finders and other fees related to the initial closing of the above transactions, as well as ongoing fees to administer these transactions, including (i) the third-party accounting firm as discussed above, (ii) certain compensation and expense payments to the general partner and (iii) certain other financial transaction expenses. These expenses are included as part of non-operating expenses (other (expense) income, net) and were approximately $142,000 and $99,000 for the six months ended March 31, 2016 and 2015, respectively and approximately $19,000 and $99,000 for the three months ended March 31, 2016 and 2015, respectively.

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

We have incurred losses since our inception, and have an accumulated deficit of approximately $150.4 million as of March 31, 2016. Our operations have been financed primarily through the issuance of equity and debt, including convertible debt and debt combined with the issuance of equity. For the year ended September 30, 2015, our revenues were not sufficient to fund our total cash expenditures for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners, both classified as financing activities) for that period and as a result we obtained additional funding from the March 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the Sigma Notes 1 and 2, the Sigma Note and certain other notes. For the six months ended March 31, 2016, our revenues were not sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for that period and as a result we obtained additional funding from the December 2015 sale of certain of our audio conferencing customers (and the related future business to those customers) to Partners as well as restructuring the payment terms of the Sigma Note and certain other notes.

During the period from April 2015 through October 2016 we made certain headcount reductions and other changes in compensation which we expect will reduce our compensation expenditures for the twelve months ended March 31, 2017 by approximately $580,000, as compared to the twelve months ended March 31, 2016. We have also taken other actions which we expect will reduce our cost of sales as well as our expenses for professional fees, insurance and advertising and marketing for the twelve months ended March 31, 2017, as compared to the twelve months ended March 31, 2016.

Based on historical results as well as results since March 31, 2016 to date, we do not expect that our revenues will be sufficient to fund our total cash expenditures (for operating and investing activities plus the scheduled debt principal payments and distributions to the VIE owners) for the twelve month period ended March 31, 2017, even after the anticipated impact of the expense reductions discussed above. However, we believe we will be able to cover this anticipated shortfall from the raising of additional capital in the form of debt and/or equity and/or the sales of assets or operations, including our transactions with Partners, the Funding Letter and/or the monetization of our patents, all sources of capital as discussed above. In the event that we are unable to cover this shortfall, including curing any potential defaults with respect to the Line, as discussed above, our auditors have advised us that a going concern qualification to their opinion on our September 30, 2016 financial statements may be necessary.

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

To the extent our cash flow from sales is insufficient to completely fund operating expenses, financing costs (including principal repayments) and capital expenditures, as well as any acceleration of our repayments of accounts payable and/or accrued liabilities, we will continue depleting our cash and other financial resources. Other than working capital which may become available to us from further borrowing or sales of equity or assets or operations (including but not limited to proceeds from our transactions with Partners, the Funding Letter and/or the monetization of our patents, as discussed above), we do not presently have any additional sources of working capital other than cash on hand and cash, if any, generated from operations.As a result of the uncertainty as to our available working capital over the upcoming months, we may be required to delay or cancel certain of the projected capital expenditures, some of the planned marketing expenditures, or other planned expenses. In addition, it is possible that we will need to seek additional capital through equity and/or debt financing or through other activities.  If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.

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

Goodwill and Other Intangible Assets:

Our prior acquisitions of several businesses, including Infinite Conferencing, Intella2, EDNet and Acquired Onstream, have resulted in significant increases in goodwill and other intangible assets. Goodwill was approximately $3.2 million at March 31, 2016, representing approximately 50% of our total assets. Other intangible assets resulting from prior acquisitions have been fully amortized and/or written down as of September 30, 2015. In addition, property and equipment as of March 31, 2016 includes approximately $345,000 (net of depreciation) representing approximately 5% of our total assets and primarily related to the capitalized development costs of the DMSP platform. The book value of our equity (both excluding and including noncontrolling owners’ interest in VIE) was negative as of March 31, 2016.

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

An annual impairment review of our goodwill will be performed as part of preparing our September 30, 2016 financial statements. Until that time, we are reviewing certain factors to determine whether a triggering event has occurred that would require an interim impairment review. Those factors include, but are not limited to, our management’s estimates of future sales and operating income, which in turn take into account specific company, product and customer factors, as well as general economic conditions and the market price of our common stock. Based on our review of these and other factors, we have determined that no such triggering events have occurred as of March 31, 2016.

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

ITEM 4T.         CONTROLS AND PROCEDURES

Management’s report on disclosure controls and procedures:

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level. Furthermore, inadequate staffing of our financial accounting function has resulted in, among other things, at times our inability to issue financial statements on a timely basis and/or perform timely account reconciliations. As a result, including the need to perform additional analyses with respect to goodwill impairment, we did not timely file this Quarterly Report on Form 10-Q.

Management’s report on internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 promulgated under the 1934 Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO”). Based on our evaluation under the COSO framework, management has concluded that, as of March 31, 2016, our internal control over financial reporting was not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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